Form 10QSB
period 2005-09-30
Vincera, Inc.
filed 2005-11-14
CIK 1303604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

———————————

FORM 10-QSB

☒ QUARTERY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 000-51522

———————————

Vincera, Inc.

(Exact name of small business issuer as specified in its charter)

———————————

Delaware	74-2912383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
611 South Congress Avenue, Suite 350 Austin, TX 78704 (Address of principal executive offices)

———————————

512-443-8749

 (Issuer’s telephone number)
———————————

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of November 11, 2005, the registrant had 34,778,494 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format:  YES ☐ NO ☒

VINCERA, INC.

Index

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Item 2.

Management’s Discussion and Analysis or Plan of Operations

Item 3.

Controls and Procedures

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

INTRODUCTORY NOTE

This Report on Form 10-QSB for Vincera, Inc. (the “Company”) may contain forward-looking statements.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” and “continue” or similar words.  Forward-looking statements include information concerning possible or assumed future business success or financial results.  You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors.  However, there may be events in the future that we are not able to accurately predict or control.  Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in this report and in our Form 10-SB/A and any other periodic reports filed with the SEC.  Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

VINCERA, INC.

Balance Sheets
As of
	September 30, 2005	December 31, 2004
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,340	$907,653
Accounts receivable, net	4,872	1,518
Accounts receivable, related party	-	52,785
Other current assets	20,538	36,600
Total current assets	27,750	998,556
Property and equipment:
Computer equipment and software	77,230	56,950
Furniture and fixtures	3,500	3,500
Total property and equipment	80,730	60,450
Less accumulated depreciation and amortization	(48,979)	(33,912)
Net property and equipment	31,751	26,538
Customer relationships acquired	247,833	340,770
Software acquired	467,511	642,828
Total Assets	$774,844	$2,008,692
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$363,135	$115,617
Accounts payable, related party	890	52,785
Note payable, related party	280,876	180,876
Notes payable	220,000	-
Deferred rent payable	3,112	6,225
Deferred revenues	25,583	12,400
Accrued interest payable	491,244	245,558
Subordinated notes payable	2,095,512	2,429,850
Convertible promissory notes payable	908,216	908,216
Total liabilities	4,398,568	3,951,527
Stockholders’ deficit:
Series A convertible preferred
shares designated, 30,000,000 authorized, 9,923,062 shares issued and
Outstanding September 30, 2005 and December 31, 2004, respectively	9,923	9,923
Additional paid-in-capital – Series A Preferred	4,951,592	4,951,592
Common stock, $.001 par value, 100,000,000 shares authorized,
25,183,090 and 24,072,822 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	25,183	24,072
Additional paid-in-capital	2,215,438	1,825,959
Note receivable from shareholders for purchase of stock	(6,250)	(6,250)
Accumulated deficit	(10,819,610)	(8,748,131)
Total stockholders’ deficit	(3,623,724)	(1,942,835)
Total liabilities and stockholders' deficit	$774,844	$2,008,692
See accompanying notes to financial statements.

 VINCERA, INC.

Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues
Royalties	$4,775	$16,127	$59,159	$34,197
Licenses	4,500	-	13,500	29,089
Services	22,875	-	120,092	4,849
Total Revenues	32,150	16,127	192,751	68,135

Expenses
Research and development	231,472	143,142	656,969	344,134
Sales, marketing, general and administrative	276,905	629,991	1,028,878	1,295,173
Depreciation and amortization	89,418	2,872	277,804	7,645

Total operating expenses	597,795	776,005	1,963,651	1,646,952

Loss from operations	(565,645)	(759,878)	(1,770,900	(1,578,817)

Other income (expense), net	(224)	-	(112)	159
Interest expense	(149,834)	(102,611)	(300,469)	(126,609)

Net loss	$(715,703)	$(862,489)	$(2,071,481)	$(1,705,267)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.09)	$(0.17)

Weighted average common shares outstanding: Basic and fully diluted	24,205,977	17,484,045	24,462,911	9,818,663

See accompanying notes to financial statements.

VINCERA, INC.

Statements of Cash Flows
Nine Months Ended September 30,
(unaudited)
	2005	2004
Cash flows from operating activities:
Net loss	$(2,071,481)	$(926,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283,321	88,227
Changes in operating assets and liabilities:
Accounts receivable	(3,354)	(10,879)
Other current assets	16,061	4,210
Accounts receivable related party	52,786	(14,329)
Accounts payable and accrued liabilities	247,520	(74,050)
Accounts payable related party	(51,895)	14,329
Deferred Rent Payable	(3,112)	(2075)
Deferred revenue	13,183	-
Interest payable	301,938	23,261
Net cash used in operating activities	(1,215,034)	(897,538)
Cash flows from investing activities:
Purchases of property and equipment	(20,279)	(7,554)
Net cash used in investing activities	(20,279)	(7,554)
Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes payable	-	907,216
Repayment of promissory notes	-	3,750
Proceeds from notes payable, related party	100,000	-
Proceeds from notes payable	220,000	-
Proceeds from issuance of common stock	-	4,260
Net cash provided by financing activities	330,000	915,226

Net decrease in cash and cash equivalents	(905,312)	(274,803)
Cash and cash equivalents at beginning of period	907,652	454,610
Cash and cash equivalents at end of period	$2,340	$179,807

Supplemental disclosure of non-cash financing activities:
Promissory notes and interest redeemed for Preferred Stock	$-	$3,677,266
Common Stock issued for Subordinated Promissory Notes payable	$389,121	$-

Cash paid for interest	$-	$-
See accompanying notes to financial statements.

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

 (1)

Organization

Vincera, Inc. (the Company) develops and markets software.  The software offering, Vincera Activity Manager, or VAM, enables publishers and providers of online information, such as Internet-based services, the information that is viewed on their websites, and their reports, electronic files, and software that are downloaded, to understand how their services are used by their subscribers.  This understanding will allow customers to improve their customer management business processes, such as customer upgrade management, customer retention management and license compliance management.  Its applications generate information that customers can use to increase the number of subscriptions, increase the average selling price of subscriptions and increase the rate at which subscribers renew their subscriptions.

The Company was incorporated in Texas in March 1999 under the name MoveMoney.com, Inc.  In December 2000, MoveMoney.com, Inc. changed its name to MoveMoney, Inc. and reincorporated in Delaware.  In January 2002, MoveMoney, Inc. changed its name to Smarte Solutions, Inc.

On August 23, 2004, Smarte Solutions, Inc. acquired Vincera Software, Inc. and concurrently changed its name to Vincera, Inc.

The consolidated financial statements and the notes of the Company as of September 30, 2005 and for the three months and nine months ended September 30, 2005 and 2004 have been prepared by management without audit, pursuant to rules and regulations of the Securities Exchange Commission and should be read in conjunction with the December 31, 2004 audited financials statements contained in the Company’s Form 10SB Current Report filed October 26, 2005.  In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included.  The preparation of financials statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have bee condensed or omitted.

(2)

Summary of Significant Accounting Policies

(a)

Basis of Accounting

These financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles whereby revenues are recognized in the period earned and expenses when incurred.

(b)

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2005 and December 31, 2004, the Company’s cash equivalents consisted of money market funds.

(c)

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are generally eighteen months to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

 (d)

Research and Development Costs

Financial accounting standards provide for the capitalization of certain software development costs once technological feasibility has been established and the evaluation of the recoverability of any capitalized costs on a periodic basis. The Company’s software products have historically reached technological feasibility late in the development process, and development costs incurred after

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(2)

Summary of Significant Accounting Policies (continued)

technological feasibility and prior to product release have been insignificant to date.  Accordingly, no development costs have been capitalized to date, and all research and product development expenditures have been expensed as incurred.

(e)

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

 (f)    Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in the period that includes the enactment date.

(g)

Stock-Based Compensation

The Company applies the intrinsic value-based method for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  The Company discloses the pro forma effects on operation as if the options were issued at fair value.  If the Company elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(715,703)	(862,489)	(2,071,481)	(1,705,267)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,869)	(7,831)	(14,607)	(24,982)
Pro forma net loss	(720,572)	(870,320)	(2,086,088)	(1,730,249)
Net loss per share
Basic and diluted – as reported	$(0.03)	(0.05)	(0.09)	(0.17)
Basic and diluted – pro forma	$(0.03)	(0.05)	(0.09)	(0.18)

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

 (h)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 (i)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

 (j)

Revenue Recognition

The Company derives revenue from software licenses, maintenance and services.  Software licenses for the Company’s software typically contain multiple elements, including the product license, maintenance and/or other services.  The Company allocates the total fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.  This objective evidence of fair value is specific to the Company and consists either of prices derived from sales of elements when they sold separately, such as the renewal rate for the maintenance element, or the price established by management for sale of elements in the ordinary course of business.

License fees include the software developed and licensed by the Company.  Certain software developed by the Company is licensed under contractual arrangements that, in addition to the delivery of software, require significant modification and customization of software.

Software not requiring significant modification or customization is recognized when persuasive evidence of an arrangement exists, delivery has occurred and the fee is fixed or determinable and probable of collection.

Services include installation, basic consulting, as well as software customization and modification to meet specific customer needs.  Professional service fees that are provided under long-term contracts to install and customize software developed by the Company or third parties are recognized using the percentage of completion method.  Progress to completion is measured using costs incurred or milestones achieved compared to estimated total costs or contract milestones.  Provisions for estimated losses under the percentage of completion method are made for the entire loss in the period in which they become evident.  Revenue allocated to training and consulting service elements is recognized as the services are performed. The Company’s consulting services are not essential to the functionality of its products as: (i) such services are available from other vendors; and (ii) the Company has sufficient experience in providing such services. Maintenance fees include technical support, bug fixes and rights to upgrade on when-and-if-available basis associated with software licenses.  These fees are collected in advance and recognized ratably over the maintenance period.  Unrecognized maintenance fees are included in deferred revenue.

(k)

Intangible Assets

The Company capitalizes costs related to software developed by third parties that were not acquired in a business combination.  Intangible assets are being amortized using the straight-line method over the contractual license period for licensed technology.  Intangible assets from the acquisition of customer relationships and software are being amortized using the straight-line method over three years (Note 14). In the nine months ending September 30, 2005, amortization totaled $92,937 for customer relationships and $175,317 for software acquired and none for the same period in 2004.  Intangible

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(2)

Summary of Significant Accounting Policies (continued)

assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 (l)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximates their fair values due to their short maturities.

(m)

Loss per Common Share

Basic loss per share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Incremental common shares attributable to the exercise of outstanding options and warrants totaling 4,977,598 and 6,664,481 as of September 30, 2005 and 2004, respectively, were excluded from the computation of diluted loss per share because the effect would be antidilutive.

(n)

Customer Concentration

During the nine months ended 2004 and 2005, the Company experienced a concentration in customers as follows:

	2005	2004
Customer A	$103,500	-
Customer B	59,159	34,197
Customer C	22,500	-
Customer D	$-	15,000

The loss of these customers could materially affect financial results.

(o)

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R).  SFAS 123R eliminates the use of the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grand date in its income statement instead of pro forma disclosures in its financial statement footnotes.  The grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of those equity instruments. Amount other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing of cash inflow rather than as a reduction of taxes paid.  SFAS 123 as amended is effective in the first annual effective reporting period that begins after December 15, 2005

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(2)

Summary of Significant Accounting Policies (continued)

(o)

Recently Issued Accounting Pronouncements (continued)

(January 1, 2006 for the company). As of the required effective date, entities that used the fair-value-based method under the original Statement 123 will apply this revised statement using a modified version of prospective application. The Company is currently evaluating the requirements of SFAS 123R and will adopt this statement at the effective date.  Although the Company cannot estimate the exact amount at this time, the Company expects that the adoption of this statement could have a material effect on the financial statements.

(3)

Liquidity and Capital Resources

The Company has experienced operating losses since inception as a result of efforts to market and develop its products.  The Company expects that it will achieve profitability and positive cash flows in the future.  The Company’s plans in regard to this are to increase revenues and decrease operating costs (as a percentage of revenues).  There can be no assurance that the Company will ever achieve or sustain profitability or positive cash flow from its operations.  To date, the Company has funded its activities primarily through private equity offerings, which have included sales of common and preferred stock, and the issuance of promissory notes payable.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To address its cash needs, in September 2005, the Company engaged an investment banking firm, Fifth Street Capital, LLC, to act as its exclusive advisor in a private placement. The private placement seeks to raise up to $10.225 million through the sale of the Company’s common stock at an offering price of $.36 per share.  In addition, the investment banking firm has agreed to provide investment banking and financial advisory services to the Company with respect to financing and/or mergers and acquisitions transactions originated by said investment banking firm, for a period of two years following the date the agreement is executed between the Company and the investment banking firm. As compensation for these services, the Company agreed to pay (i) 7% of the amount raised in any offering in cash, (ii) 1% of the shares sold in any offering of the Company’s common stock, and (iii) warrants to purchase the number of shares of the Company’s common stock equal to 7% of the shares sold in any offering at an exercise price equal to the offering price.  In addition, the Company has agreed to issue warrants to purchase the number of shares of the Company’s common stock equal to 4% of the shares sold in any offering at an exercise price equal to 165% of an offering price, in aggregate, to the investment banking firm.  Either party may terminate this agreement upon giving 60 days advance written notice.  The Company intends to seek consent from the holders of the Company’s convertible promissory notes and the subordinated promissory notes to convert the notes into shares of the Company’s common stock at the per share price of the offering, although there can be no assurance that the Company will obtain their consent.  The Company intends to seek the consent of the holders of the preferred stock to convert their shares of preferred stock into shares of the Company’s common stock, although there can be no assurance that the Company will obtain this consent.

Through the private placement, the Company intends to raise up to $10.225 million, with a minimum raise, or initial close, of $1.0 million.  At the minimum raise, the Company would have approximately $830,000 in net proceeds, which the Company would use primarily for general operating capital.  At the intended maximum raise of $10.225 million, the Company would have approximately $8.9 million in net proceeds.

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(3)

Liquidity and Capital Resources (continued)

The Company had received net cash proceeds of $980,562 as of November 2, 2005. (Note 14) The Company will run out of cash in the calendar year 2005 if it does not secure additional capital or does not generate sufficient cash through operations.

Concurrent with the private placement the Company is seeking consents and waivers of approximately $2.5 million in subordinated note holders, $0.9 million in convertible promissory notes, and $0.4 in short term promissory notes, to convert to shares of the Company’s common stock at $0.36 per share, although there can be no assurance that the Company will obtain their consent.  If the Company is unable to receive consent from all note holders, the Company would be required to renegotiate the terms and conditions of those notes. (Note 6)

(4)

Commitments and Contingencies

Leases

The Company conducts its operations in various leased facilities under leases classified as operating leases.  The Company also leases certain equipment under non-cancelable operating leases.  Minimum future rentals as of September 30, 2005 are as follows:

Three months ending December 31, 2005	$12,450
Year ending December 31, 2006	$24,900

Rental expense under these leases amounted to approximately $37,350 for each of the nine months ended September 30, 2005 and 2004, respectively.

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business.  Although the resolution of these matters is not currently known, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

The Company recently settled a lawsuit that it filed against Bit-Arts after the Company was notified by Bit-Arts that it believed the Company was in default of the license agreement between the Company and Bit-Arts (for failing to pay royalties, market their software and comply with licensing terms) and demanded that the Company cease incorporating their technology effective January 6, 2005.  The Company believed that it had not breached the agreement and filed a lawsuit in the Supreme Court of New York, County of New York on January 4, 2005 seeking a declaratory judgment that the Company had not breached the license agreement between Bit-Arts and the Company, seeking temporary and permanent injunctive relief and seeking damages resulting from Bit-Arts breaches of the agreement and tortious interference with the Company’s customers.  The Company obtained a temporary restraining order on January 5, 2005.  Bit-Arts had removed the case to the United States District Court for the Southern District of New York.   On February 10, 2005, the Company and Bit-Arts stipulated to the United States District Court, Southern District of New York, that the Action was settled pursuant to a Settlement and Amendment Agreement by and between the parties, and the case was dismissed with prejudice.  The Settlement Agreement released all claims of breach against both parties.  This allows the Company to continue to sell and support its products that contain the Bit-Arts technology until December 31, 2005.  After December 31, 2005, Bit-Arts is contractually obligated to service and support the Company’s customers who may be currently under a support contract, and the Company will continue to receive seventy percent (70%) of all revenues generated from Microsoft’s usage of the Company’s products that are currently installed for the first six months of 2006, and then after June 30, 2006 until such time as Microsoft discontinues usage of the Company’s products, the Company will receive fifty percent (50%) of all revenues generated from Microsoft’s usage of the Company’s

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(4)

Commitments and Contingencies (Continued)

Litigation, continued

products.  After December 31, 2005, if the Company has not done so before that time, the Company will also remove all Bit-Arts technology from its products and offerings, and the Company will not be entitled to any other revenues, with the exception of Microsoft, from the Bit-Arts technologies that the Company had licensed.  The Company has developed its own technologies for protecting our customers’ IP that is distributed in electronic format through Portable Format Documents, or PDF’s.  The Company’s VAM solution does not rely on any technologies provided by Bit-Arts, so going-forward this settlement will not impact its offerings.  In addition, the following occurred: (1) Bit-Arts provided the Company with a modified version of its’ technology that provides the full level of protection required by one of the Company’s major customers; (2) Bit-Arts will not receive any payment of royalties for any royalty-bearing product sold by the Company until a current outstanding receivable from Bit-Arts to the Company in the amount of $56,573.00 has been extinguished; and (3) the Company transferred approximately 1.5% out of the 2.69% of stock in Bit-Arts back to Bit-Arts.

Subsequently, on September 30, 2005, the Company was notified that a petition in a case ancillary to a foreign proceeding was filed in the United States Bankruptcy Court for the Southern District of New York, requesting an order for relief under 11 U.S.C. Section 304.  The petitioners were Stephen Katz and David Birne, (the “Petitioners”), as Joint Administrators of Bit-Arts, Ltd., debtor in a foreign proceeding.  In addition, the same petitioners filed a Verified Petition, pursuant to Section 304 of the Bankruptcy Code, to Commence a Case Ancillary to a Foreign Proceeding in the United States Bankruptcy Court for the Southern District of New York.  The petition states that in July 2004 funding was being sought by Bit-Arts to continue operations.  Guildhall Trading Company Limited (“Guildhall”) made a loan that was advanced in a series of traunches from July 2004 to July 2005.  In connection with the loan, Guildhall was granted a security interest in substantially all of Bit-Arts assets.  Guildhall made formal demand on its outstanding debenture.  Consequently, on July 15, 2005 a petition for administration was presented by Guildhall to the High Court of England pursuant to Paragraph 14 of Section B1 of the Insolvency Act 1986.  By Order, dated July 1, 2005, the High Court appointed the Petitioners as the Administrators.  The petition is seeking that Bit-Arts’ assets located in the United States be afforded the same protection as their assets located in England.  On October 7, 2005, the United States Bankruptcy Court for the Southern District of New York granted the preliminary injunction order to the petitioners, and set a date of March 16, 2006 for a hearing at the United States Bankruptcy Court for the Southern District of New York, to consider whether the Order should be continued.

Based on the bankruptcy proceedings, the Company has requested that the administrators for Bit-Arts either (i) provide support for the Company’s current customers, or (ii) grant the Company access to the source code escrow for the Bit-Arts technologies so that the Company may continue to provide support for its current customers.  To date, the Company’s requests have not been honored, but the Company will continue to pursue relief.  If the Company is not successful in either obtaining support or access to the source, the Company may lose some of its current customers and their associated royalties.  With the Company’s contract with Bit-Arts ending on December 31, 2005 and its focus on its new VAM solutions, the Company believes the impact to the Company’s revenues for Bit-Arts related technologies will be minimal.  The Company’s new VAM solutions do not contain any Bit-Arts technologies, so the outcome of these proceedings will not impact its offerings going-forward.

Scott McAllister, one of the Company’s shareholders, has filed a lawsuit against the Company in the 261st Judicial District Court in Travis County, Texas, on January 14, 2005, asserting that the Company breached an alleged oral contract, promissory estoppel, and fraud in a 2003 stock transaction.  On June 6, 2005, the lawsuit was amended by the plaintiffs to include Mr. Mark Eshelman, the Company’s current Director of Sales Development and former executive officer and board member, and Mr. Bala Vishwanath, the Company’s former Chairman, CEO and CSO, as defendants in this lawsuit.  Mr. McAllister is seeking damages of $189,000 plus attorneys fees.  Mr. McAllister claims that he is owed these sums for services

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(4)

Commitments and Contingencies (Continued)

Litigation, continued

allegedly performed, and promises made by the Company, in connection with its securities offerings.  The services allegedly performed were the introduction of Fifth Street Capital LLC to Vincera, whereby Mr. McAllister believes he is entitled to a commission for all monies raised by Fifth Street Capital LLC on behalf of the Company, including the Bridge Loan and the proposed initial public offering that the Company withdrew in July 2005.  The alleged promises made were regarding the Company’s performance and the status of fund raising in 2003.  The Company denies the allegations and intends to vigorously defend this lawsuit.

Michael B. Shapiro, former CEO of Vincera, Inc. (at the time the company was known as Smarte Solutions) has filed a lawsuit against the Company and Mr. Bala Vishwanath, our former Chairman, CEO and CSO, in the 126th Judicial District Court in Travis County, Texas on March 22, 2005 which was served on the Company on April 4, 2005, asserting that the Company breached various agreements, made representations regarding compensation that were false, and made promises regarding his compensation that were false.  Mr. Shapiro is seeking damages of the reasonable value of the stock options that were alleged to have been either refused to be granted or allowed to be exercised by the Company, reasonable value of the services provided to the Company while acting as the CEO and while acting on the Company’s advisory board (which has been estimated to be at least $400,000 by Mr. Shapiro), punitive damages, attorney’s fees, all costs of the proceedings, interest on said sums as provided by law, and such other and further relief to which Mr. Shapiro may show himself justly entitled.  The Company denies the allegations and intends to vigorously defend this lawsuit.

CRS, LLC (“CRS”), a Washington limited liability company, has filed a lawsuit against the Company in the United States District Court for the Western District of Washington in Seattle on June 14, 2005.  The suit was originally filed by CRS against Bit-Arts, LTD., a foreign company, and Bit-Arts, Inc., a Delaware corporation, alleging patent infringement of two patents by making, using, selling and/or offering for sale without authorization, products which embody one or more claims of the patents.  The Company was added to the amended complaint on June 14, 2005 because the Company was the exclusive distributor of the Bit-Arts products allegedly infringing on the two patents, and the Company continues to have a license to distribute the Bit-Arts products through December 31, 2005.  CRS is seeking: (A) the defendants be adjudged to have infringed the patents; (B) all parties be permanently restrained and enjoined from directly or indirectly infringing on the patents; (C) an accounting and award of damages by reason of the infringement; (D) an award of prejudgment and post judgment interest, exemplary damages and costs; (E) award of damages, punitive damages, attorney’s fees, and prejudgment interest; and (F) CRS be awarded such other relief as the Court may deem just, equitable, and proper.  Pursuant to the License Agreement between us and Bit-Arts, the Company intends to seek indemnification from Bit-Arts, for all or part of the damages and the expenses that the Company incurred to defend the CRS claims. The Company believes the claims by CRS are without merit and intend to vigorously defend the action, but the Company cannot predict the final outcome of this lawsuit, nor accurately estimate the amount of time and resources that the Company may need to devote to defending against the lawsuit. Specific damages amounts have not been specified, nor assessed at this early stage of the litigation, so the potential damages claims cannot be estimated.  Accordingly, if the Company were to be unsuccessful in our defense of this lawsuit, and if the CRS were to be able to establish substantial damages, the Company could be forced to pay an amount, currently unknown, which could have an adverse effect on our business. In addition, although the Company believes that the Company is entitled to indemnification in whole or in part for any damages and costs of defense, there can be no assurance that the Company will be successful on the indemnification claim or recover all or a portion of any damages assessed or expenses incurred.

At September 30, 2005 and December 31, 2004, there were no amounts accrued for loss contingencies related to these actions as management has determined such amounts cannot be reasonably estimated.

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(5)

Income Taxes

As a result of accumulated net operating losses, the Company has not recorded a provision for income taxes.  The components of the deferred tax assets and related valuation allowance are primarily the result of net operating loss carryforwards for both GAAP and tax basis of approximately $6.5 million December 31, 2004.

In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.  Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets.  The valuation allowance increased by approximately $684,000 and $563,000 during the nine months ended September 30, 2005 and 2004, respectively.

The net operating loss carryforward will begin to expire in 2019, if not utilized.  The Internal Revenue Code Section 382 limits net operating loss and tax credit carryforwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period.  Accordingly, the ability to utilize remaining net operating loss and tax credit carryforwards may be significantly restricted with the Vincera Software, Inc. acquisition and subsequent equity transactions.

(6)

Notes Payable

Series A Notes Payable

Beginning in 2000, the Company began issuing convertible notes payable designated as Series A Notes Payable.  These notes accrued interest at 6.37% and a maturity date of May 14, 2003.  Beginning in February 2003, the notes and accrued interest were converted to Series A Preferred Stock (Note 8).  A portion of the note holders were also promised additional warrants to purchase preferred stock.  These warrants were issued in 2003 (Note 10).

Convertible Promissory Notes Payable

 In December 2003, the Company began issuing a new series of convertible notes payable designated as Convertible Promissory Notes Payable.  As of September 30, 2005, these notes totaled $908,016.  These notes accrue interest at 6.37% and matured May 1, 2005. These notes are convertible to preferred stock upon the closing of an equity issuance in which proceeds exceed $500,000.  The conversion is at a rate that equals the price per share for the shares issued in such an equity issuance.  A majority of the holders of the Convertible Promissory Notes Payable have agreed to the “First Amendment to Convertible Promissory Note,” amending the original notes stating that the Company may issue either preferred or common stock plus accrued interest upon a “Qualified Equity Financing” defined as an equity financing in which the Company sells equity securities and obtains net proceeds (including conversion of these notes) in an amount not less than Five Hundred Thousand Dollars ($500,000).  The Company has expressed its intention to convert these notes to common stock.  The holders agreed to execute appropriate market standoff agreements as may be requested by the Company or Company’s underwriters in connection with the closing of the issuance and sale of shares of common stock of the Company in the Company’s first public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended.  Such market standoff agreements shall provide at a minimum that the holders shall be restricted from selling any shares of common stock issued upon conversion of their notes until the expiration of ten (10) days following the filing of Company’s first financial statements for a period ending in calendar year 2005 after the effective date of the first registration statement.  In the event there is not a Qualified Equity Financing, then the Company would issue preferred shares.

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

 (6)

Notes Payable (continued)

Convertible Promissory Notes Payable (continued)

On May 1, 2005, the convertible promissory notes payable designated as Convertible Promissory Notes Payable (Note 6) matured, but were not repaid by the Company and are in default.  These financial statements do not include any adjustments to reflect the default of these notes, however, interest expense has been accrued at the rate of the original notes.  Management intends to seek additional funding. (Note 14)

Subordinated Notes Payable

During June through August of 2004, the Company issued $2,429,710, in Subordinated Promissory Notes (Subordinated Notes). The Subordinated Notes carry an interest rate of 10%, are subordinate to the other credit agreements and trade payables of the Company, and have maturity dates of one year from their respective issuance dates.  The Subordinated Notes are subject to a Security Agreement whereby the Company has granted a security interest in certain collateral to secure the payment of the Subordinated Notes and other obligations.  Concurrent with the issuance of the Subordinated Notes, the Company has issued Stock Purchase Warrants equal to 7% of the principal amount of the Notes to purchase Common Stock in the Company.  Each warrant holder shall have the right to purchase Common Stock of the Company from time to time on and after the earlier of (i) immediately prior to the consummation of a best efforts commitment, underwritten public offering or (ii) until the third anniversary date following the grant date of each Stock Purchase Warrant.  Each Stock Purchase Warrant shall expire and be of no further force or effect upon the earliest of (i) the third anniversary date following the grant date of each Stock Purchase Warrant (ii) twelve (12) months following the consummation of a best efforts commitment, underwritten public offering (“Public Offering”) (iii) the sale of all or substantially all of the Company’s assets or (iv) immediately prior to any merger or consolidation of the Company in which the Company is not the surviving entity. Each warrant granted is fully vested and is exercisable at a price per share equal to (i) the per share price of the Company’s Common Stock issued in a Public Offering or (ii) $0.50 in the event a Public Offering does not occur.  No value was assigned to the stock purchase warrants based on the estimated current value of the common stock of $0.05 per share.

During September the Company converted $531,468 of Subordinated Notes Payable into 1,476,301 shares of Common Stock at a conversion price of $0.36 per share.

Note Payable Related Party

On June 27, 2005, the company issued a short term promissory note in the amount of $100,000 from a related party.  The note had a maturity date of August 1, 2005 and a fixed rate of interest of $1,000 with principal and interest due and payable on the maturity date.  This note matured but was not repaid on August 1, 2005.  The Company negotiated an extension on the $101,000 amount due until September 30, 2005 for an additional interest amount of $2,000 to cover the extension period.  The note was not paid on September 30, 2005 and was converted to common stock after that date. (Note 14)

Notes Payable

During July and August 2005, the Company issued 4 notes payable totaling $230,000.  During July 2005, two notes totaling $55,000 with an annual interest rates of 6.375% and maturing on August 15 2005.  The company defaulted on these notes.  Subsequent to September 30, 2005 the principal and interest due on these notes were converted into common stock. (Note 14)

During August 2005, the company issued one note for 50,000 and one note for $125,000 with annual interest rates of 60% and maturity dates of October 26th and 29th, 2005 respectively.

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(7)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each common stockholder is entitled to one vote per share of common stock owned.  During the period the Company issued 1,476,301 shares in exchange for cancellation of indebtedness on Subordinated Notes Payable of $531,468. (Note 6)

In prior periods, common stock has been issued in exchange for convertible notes payable.

(8)

Preferred Stock

During 2003, the Company converted notes payable and accrued interest totaling $3,677,266 to 7,354,562 shares of $0.001 par value, Series A Preferred Stock at $0.50 per share.  During the same period an additional 2,568,500 shares of Series A Preferred Stock was sold for $1,284,250.  Each Series A Preferred Stockholder is entitled to one vote per share of Series A Preferred Stock owned.

Each share of Series A Preferred Stock shall automatically be converted by the Company into shares of Common Stock at the Series A Conversion Price at the time in effect immediately upon the Company’s sale of its Common Stock in a public offering pursuant to a registration statement filed under the Securities Act of 1933, as amended. The Series A Conversion Price in effect for an offering discussed in Note 14 is $0.50 per share, therefore the Preferred Stock is convertible into 9,923,062 shares of Common Stock.  The preferred stock can be converted to common stock at the option of the holder at any time into shares of the Company common stock, initially at a conversion price of $0.50 per share, subject to adjustment upon the issuance of shares of our common stock (or securities convertible into shares of our common stock) at a price per share less than the conversion price of the Series A shares then in effect.  Additionally, the liquidation preference of Series A Preferred Stock is in the amount equal to their stated value of $0.50 per share plus declared and unpaid dividends.  The holders of the Series A shares shall be entitled to receive, when and as declared by the Company’s board, but only out of funds that are legally available, cash dividends at the rate of 8% per year.  The holders of the Series A preferred shares are entitled to vote equally with the shares of the Company’s common stock, and in addition are entitled to elect one member of the Company’s board of directors.

Prior to 2003, the Company was authorized to issue 10,000,000 shares of preferred stock.  In April 2003, the Board of Directors voted to authorize the Company to issue up to 30,000,000 shares of preferred stock, of which 15,000,000 shares have been designated as Series A Convertible Preferred Stock.

Series B Preferred Stock may be issued in the future in the event of a conversion of the notes payable issued beginning in December 2003 (Note 6).  The terms of the Series B Preferred Stock have not yet been determined.

(9)

Common Stock Option/Stock Incentive Plan

The Company’s 2002 Stock Incentive Plan (the “Plan”) was approved in November, 2002.  The Plan provides for a means by which individuals may be given an opportunity to benefit from increases in the value of the common stock through the granting of the following Stock Awards: Incentive Stock Options, Nonstatutory

Stock Options, stock bonuses and rights to acquire restricted stock. In 2004, the Board of Directors increased the maximum shares to 9,000,000.  Incentive Stock Options issued prior to the approval of the Plan are in addition to the total allowed through the Plan.

Incentive Stock Options may be granted only to employees.  Other Stock Awards may be granted to employees, non-employee members of the Board of Directors and others.  The provisions of separate options need not be identical, but each option shall include the following provisions:

1.

Term – No Incentive Stock Option shall be exercisable after the expiration of ten years from the date it was granted.

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(9)

Common Stock Option/Stock Incentive Plan (continued)

2.

Exercise Price of an Incentive Stock Option - The exercise price shall not be less than the fair market value of the common stock on the date the option is granted.  Additional restrictions apply to certain shareholders as defined in the Plan.

3.

Exercise Price of a Nonstatutory Stock Option – The exercise price shall not be less than 20% of the fair market value of the common stock on the date the option is granted.

Under the Plan, stock bonuses and restricted stock awards in the form of shares of common stock may be issued directly to employees, members of the Board of Directors, or other individuals.  Shares of common stock issued as stock bonuses may vest immediately, or in one or more installments, at the discretion of the Board of Directors.  Recipient of stock bonuses and restricted stock awards have full stockholder rights with respect to any shares of common stock issued, regardless of whether such shares are vested.  During 2004 and 2003, no shares of common stock were issued as stock bonuses or restricted stock awards.

Stock options issued under the Plan have reverse vesting schedules as determined by the Board of Directors, which are generally four years. Unless terminated at an earlier date by action of the Board of Directors, the Plan terminates on November 4, 2012.  The Company had 5,066,042 and 4,817,708 shares of common stock available for future grants under the Plan at September 30, 2005 and December 31, 2004, respectively.

The weighted-average fair value of stock options on the date of grant to employees during 2005 and 2004 was $0.101 and $0.014, respectively, using the Black-Scholes option pricing model with the following assumptions:  expected dividend yield 0%, risk-free weighted average interest rate 3%, volatility 25% and an expected life of five years.

The Company applies APB No. 25 in accounting for its stock options issued to employees and, accordingly, no compensation cost has been recognized in the financial statements as the exercise prices of the options granted were deemed to equal or exceed the fair value of the underlying common stock at the date of grant.

Prior to the approval of the Plan, the Company issued stock options through the direct actions of the Board of Directors.  Options representing a total of 2,707,000 shares as of September 30, 2005 and 2,707,000 shares as of December 31, 2004 were issued in this manner, outside of the Plan.

Options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96-18.  These options were issued pursuant to the Plan and are reflected in the disclosures below.  Compensation expense related to these options was not material for each of the nine months ended September 30, 2005 and 2004, respectively.

Under the Company’s Plan, of the 9,000,000 shares that are authorized to be issued, the Company has:

•

Options to purchase 1,930,416 shares of the Company’s common stock have been issued under the Plan and are outstanding as of September 30, 2005;

•

The Company may issue up to an additional 5,066,042 options, stock bonus awards or restricted stock awards (including as a result of options to purchase 5,211,855 shares that were granted under the Plan, have expired and are available for future grants under the Plan); and

•

Options to purchase 2,003,542 shares have been exercised and are no longer available for future grants.

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(9)

Common Stock Option/Stock Incentive Plan (continued)

A summary of activity in common stock options for the year ended December 31, 2004 and the nine months ended September 30, 2005 are as follow, and includes options granted through the Plan and outside the Plan:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding, December 31, 2004	4,881,500	$0.001- $0.15	$0.04

Options granted	1,825,000	$0.07 - $0.36	$0.09
Options exercised	(29,375)	$0.05	$0.05
Options forfeited	(2,039,709)	$.005	$0. 18

Options outstanding ,September 30, 2005	4,637,416	$0.001-$0.36	$0.06

The following is a summary of options outstanding and exercisable at September 30, 2005:

Outstanding			Vested and Outstanding
Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
4,637,416	6.1	$0.06	3,589,600	5.05	$0.06

(10)

Warrants

In connection with the sale of the promissory notes payable that were converted to Series A Preferred Stock in 2003 (Note 8), the Company issued warrants to purchase 2,154,028 shares of Series A Preferred Stock.  No value was assigned to the warrants when issued, as the value of these warrants was zero.  These warrants allow for the purchase of Series A Preferred Stock at $0.50 per share and expire in November 2011.

The terms of agreement with the holders of these warrants state that in the event of (a) the closing of the issuance and sale of shares of common stock of the Company in the Company's first underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "IPO"), (b) the closing of the Company's sale or transfer of all or substantially all of its assets, or (c) the closing of the acquisition of the Company by another entity by means of merger, consolidation or other transaction or series of related transactions, resulting in the exchange of the outstanding shares of the Company's capital stock such that the stockholders of the Company prior to such transaction own, directly or indirectly, less than 50% of the voting power of the surviving entity, these Warrants shall, on the date of such event, no longer be exercisable and become null and void.  The Company has also issued warrants to holders of Subordinated Notes as discussed in Note 6.

 (11)

Note Receivable from Stockholder

In November and December 2003, individuals exercised options to purchase 200,000 shares of common stock and the Board of Directors agreed to accept notes totaling $10,000 as consideration. These notes bear interest at 4% per annum and all unpaid principal and interest is due in November 2006.  One of the notes for $3,750 was paid in January 2004. The remaining 125,000 shares of common stock collateralize the remaining note of $6,250.

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(12)

Licensed Technology

In 2002, the Company entered into a license agreement with Bit-Arts Limited (Bit-Arts), a British company.  The licensed technology provides for intellectual property protection and electronic license management.  This technology allows the Company to provide products that can manage access to intellectual property and protect content.  Historically this has been the majority of the Company’s business.

The Company’s business arrangement with Bit-Arts is that the Company pays a royalty fee for every product sold that contains the Bit-Arts technology.  In addition, the Company provides first level support for the products sold.  In return, Bit-Arts provides the development of the technologies and support of the Company for any technical customer support issues.  The original term of the agreement is a five year agreement, terminating on October 31, 2007.  The agreement end date was modified to December 31, 2005 according to the terms of the settlement agreement between the Company and Bit-Arts (Note 4).

Vincera Software, Inc. entered into a Software Assignment Agreement, effective November 25, 2002, with a corporation (the Assignor) to acquire the rights to a software platform and online tools used to enable the creation of full featured content and application portals.  This software was incorporated into Vincera Software Inc.’s own software applications to enhance its features.  As a part of this agreement, Vincera Software, Inc. has paid the Assignor $25,000, which was included in prepaid expenses and other current assets in Vincera Software, Inc.’s balance sheet.  Also as part of this agreement, Vincera Software, Inc. has agreed to pay the Assignor a royalty (to be paid on a quarterly basis) of two percent (2%) of all License Revenue, that contains this assigned technology, for a period of five (5) years ending on November 30, 2007.  As part of the acquisition of Vincera Software, Inc., the Company has assumed this agreement. The amount of this license was recorded on Vincera Software Inc.’s balance sheets as other current assets.

(13)

Related Party Transactions

During July 2004, the Company repaid a note payable to an officer totaling $175,000 for compensation unpaid in prior years.

As a condition of the Vincera Software, Inc. acquisition, the Company assumed notes payable to certain former officers and employees of Vincera Software, Inc. for deferred compensation totaling $192,876. Subsequent to the acquisition, the same officers and employees exercised common stock options totaling $12,000 which were offset against the notes, leaving a balance due of $180,876., The Company is currently in default on these notes.  The notes provides for a 1.5% interest rate per month as long as the notes remain unpaid.

During the nine months ended September 30, 2005 and 2004, the Company made royalty payments to Bit-Arts totaling $0 and $4,150 respectively, and accrued approximately an additional $4,700 and $29,653, respectively, in royalties payable.

The Company had advanced amounts totaling $56,573 representing the payment of salaries, rent and other operating costs of Bit-Arts in 2003.  Payments of additional royalty amounts were being held until settlement of the outstanding receivable from Bit-Arts.  As of June 30, the royalties payable to Bit-Arts exceeded the $56,573 owed to the Company.  In September 2005, $56,573 of the payable to Bit-Arts was offset to eliminate the Bit-Arts receivable.

Short-Term Notes Payable

During 2004, the Company received a loan of $100,000 from a stockholder.  This loan was due on demand and required no interest payments.  The loan was paid off in July 2004.

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(13)

Related Party Transactions (Continued)

Short-Term Notes Payable, continued

On June 27, 2005, the Company received a loan of $100,000 from a related party.  The note had a maturity date of August 1, 2005 and a fixed rate of interest of $1,000 with principal and interest due and payable on the maturity date.  The note maturity date was extended to September 30, 2005 with an additional interest payment due of $2,000.  (Note  6)

Convertible Promissory Notes Payable

Two directors have participated for $1,126,000 in the convertible promissory notes payable transactions (Note 6).  One director converted $876,000 in promissory notes to Series A Preferred shares in 2003 (Note 6).  The other director has resigned from the board effective November 20, 2004.  The directors had agreed to the same terms and conditions as the other participants.

(14)

Subsequent Events

The Company filed a Form 10-SB dated September 12, 2005, Form 10-SB and Amendment 1 dated October 26, 2005.

The Company has received net cash proceeds of $980,562 from the sale of approximately 3,027,700 shares of our common stock in the private placement. (Note 3)

In conjunction with the Company’s private placement and the filing of the Company’s Form 10-SB, the Company is also seeking the consent of the Series A Preferred Shareholders to convert those shares into shares of the Company’s common stock on a one-for-one basis, although there can be no assurance that the Company will obtain their consent.

Concurrent with the private placement the Company is seeking consents and waivers of approximately $2.5 million from subordinated note holders, $900 thousand in convertible promissory notes, and $400 thousand in short term promissory notes, all of which are in default, or imminent default, to convert to shares of the Company’s common stock at $0.36 per share, although there can be no assurance that the Company will obtain their consent.  If the Company is unable to receive consent from all note holders, the Company would be required to renegotiate the terms and conditions of those notes.

Failure to secure the consents and waivers or the conversion or renegotiation of the convertible notes, could have a material adverse effect on the Company’s ability to raise additional capital and could subject the Company to lawsuits or other adverse actions.

Notes Payable

In October 2005 the Company issued a note payable with a 6.375% annual interest rate in the amount of $50,000 with a maturity date of November 13, 2005, and 38,194 warrants exercisable into the Company’s common stock, with an exercise price of $0.50 and a term of 18 months.  The Company paid this note on November 4, 2005.

There is currently only one note outstanding with a principal amount of $40,000 and a maturity date of the initial close of the escrow account for the Company’s private placement, or in any event not later than November 30, 2005.  The note was issued on November 2, 2005 to an Officer of the Company to cover payroll for October 31, 2005 and carries an interest rate of 6.375% with the same terms as the subordinated note holders.  The note also provides for warrants for 30,560 shares of the Company’s common stock at an exercise price of $0.50 per share with an expiration date of eighteen 18 months from the date of the final closing of the Company’s private placement.

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(14)

Subsequent Events Continued)

During July 2005, two notes totaling $55,000 with annual interest rates of 6.375% matured on August 15 2005.  The Company was in default on these notes as of September 30, 2005. Subsequent to September 30, 2005, the principal and interest due on these notes was converted into 155,059 shares of the Company’s common stock at $0.36 per share.

During August 2005, the Company issued one note for 50,000 and one note for $125,000 with annual interest rates of 60% and maturity dates of October 26th and 29th, 2005 respectively. The notes matured and the Company was granted extensions on these notes. One note holder converted $36,000 of the $50,000 principal into 100,000 shares of common stock at a per share price of $0.36 by canceling that indebtedness and then taking the balance of $19,000 of principal and interest in cash.  The other note holder was paid in cash for the principal and interest.

During June 2005, the Company issued one note with a principal amount of $100,000 to a related party.  The note had a maturity date of August 1, 2005 and a fixed rate of interest of $1,000, with principal and interest due on the maturity date.  This note matured but was not repaid on August 1, 2005. The Company negotiated an extension on the $101,000 amount due until September 30, 2005 for an additional interest amount of $2,000 to cover the extension period.  The note was note paid on September 30, 2005.  In October 2005, the Company received consent from the note holder to convert the principal and interest into 286,111 shares of our common stock at a per share price of $0.36.

On May 1, 2005, the convertible promissory notes payable designated as Convertible Promissory Notes (Note 6) matured, but were not repaid by the Company and are in default.  The Company sought and received the consent of a majority of these note holders to extend the maturity date to November 15, 2005 for all of the note holders. With the initial closing of the Company’s private placement on November 2, 2005, these note holders had their principal and interest converted into 2,769,655 shares of the Company’s common stock at the price of $0.36 per share.

From June to August 2005, the subordinated notes payable discussed in Note 6 matured, but were not repaid by the Company and are in default.  The Company is seeking consents from the holders of these subordinated promissory notes to convert the principal and interest to shares of the Company’s common stock at $.36 per share by canceling their indebtedness, although there can be no assurance that the Company will obtain their consent.  As of November 14, 2005 the Company has received consent and cancelled promissory notes from holders of approximately $1.4 million in principal in these subordinated promissory notes, and converted both the principal and interest into approximately 4,337,771 shares of the Company’s common stock.  One note holder with a principal amount of $100,000 has requested repayment of the note.  The Company has paid approximately $56,000 to the holder, and will repay the remaining balance of principal and interest on the next close of escrow in the private placement.

Legal

On September 30, 2005, the Company was notified that a petition in a case ancillary to a foreign proceeding was filed in the United States Bankruptcy Court for the Southern District of New York, requesting an order for relief under 11 U.S.C. Section 304.  The petitioners were Stephen Katz and David Birne, (the “Petitioners”), as Joint Administrators of Bit-Arts, Ltd., debtor in a foreign proceeding.  In addition, the same petitioners filed a Verified Petition, pursuant to Section 304 of the Bankruptcy Code, to Commence a Case Ancillary to a Foreign Proceeding in the United States Bankruptcy Court for the Southern District of New York.  The petition states that in July 2004 funding was being sought by Bit-Arts to continue operations.  Guildhall Trading Company Limited (“Guildhall”) made a loan that was advanced in a series of traunches from July 2004 to July 2005.  In connection with the loan, Guildhall was granted a security interest in substantially all of Bit-Arts assets. Guildhall made formal demand on its outstanding debenture.  Consequently, on July 15, 2005 a petition for administration was presented by Guildhall to the High Court of England pursuant to Paragraph 14 of Section B1 of the Insolvency Act 1986.  By Order, dated July 1, 2005, the High Court appointed the Petitioners as the Administrators.  The petition is seeking that Bit-Arts’ assets

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(14)

Subsequent Events Continued)

located in the United States be afforded the same protection as their assets located in England.  On October 7, 2005, the United States Bankruptcy Court for the Southern District of New York granted the preliminary injunction order to the petitioners, and set a date of March 16, 2006 for a hearing at the United States Bankruptcy Court for the Southern District of New York, to consider whether the Order should be continued.

Based on the bankruptcy proceedings, the Company has requested that the administrators for Bit-Arts either (i) provide support for the Company’s current customers, or (ii) grant the Company access to the source code escrow for the Bit-Arts technologies so that the Company may continue to provide support for the Company’s current customers.  To date, the Company’s requests have not been honored, but the Company will continue to pursue relief.  If the Company is not successful in either obtaining support or access to the source, the Company may lose some of the current customers and their associated royalties.  With the Company’s contract with Bit-Arts ending on December 31, 2005 and the Company’s focus on its new VAM solutions, the Company believes the impact to its revenues for Bit-Arts related technologies will be minimal.  The Company has developed its own technologies for protecting its customers’ IP that is distributed in electronic format through Portable Format Documents, or PDF’s.  The Company’s VAM solution does not rely on any technologies provided by Bit-Arts, so going-forward these proceedings will not impact the Company’s offerings.

The Company does not believe that it has any liability or impairment of an asset arising from the bankruptcy proceedings of Bit-Arts in accordance with SFAS 5, paragraphs 8-11.  The Company has already written off the technology purchased from Bit-Arts during 2003.  There is one customer of the Company which may be impacted by the bankruptcy of Bit-Arts due to a product support issue that can not be resolved without Bit-Arts source code or support personnel, and the Company may lose the royalty revenues from this customer.  The Company does not believe it has any material obligation arising to its customers as a result of the bankruptcy proceedings.

Item 2.

Management’s Discussion and Analysis or Plan of Operations

The information presented in this section should be read in conjunction with our audited financial statements and related notes for the periods ended December 31, 2004 included in our Form 10-SB, as well as  the information contained in the financial statements, including the notes thereto, appearing elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this report.

Summary of Financial Information

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2005	2004	2005	2004
Statements of Operations Data:
Revenues	$32,150	16,127	192,751	68,135
Total operating expenses	$597,795	776,005	1,963,652	1,646,952
Operating loss	$(565,645)	(759,878)	(1,770,901)	(1,578,817)
Net loss	$(715,703)	(862,489)	(2,071,482)	(1,705,267)
Net loss per common share	$(0.03)	(0.05)	(0.09)	(0.17)

	September 30,	As of December 31,
	2005 (unaudited)	2004
Balance Sheet Data:
Cash and cash equivalents	$2,340	907,653
Intangibles	$715,344	983,598
Total assets	$774,844	2,008,692
Short term liabilities	$4,398,568	3,951,527
Total liabilities	$4,398,568	3,951,527
Stockholders’ equity (deficit)	$(3,623,724)	(1,942,835)

Overview

We license our software to company’s that provide online access to their proprietary information for a fee.  This fee is usually in the form of a subscription that a user or a company will purchase for the rights to access and use the proprietary information.  Companies that provide their proprietary information online typically do so through the following methods:

•

information made available online, typically by a download over the Internet, such as research reports regarding businesses, industries, products or services;

•

electronic files containing information sought by users of our customers that can be viewed over the Internet, such as Web sites; and

•

software programs that can be downloaded from a software provider’s Web site, or used directly through the Internet without having to download any software.

The companies that provide their proprietary information online spans the major market segments of financial, insurance, healthcare, and government.  Although our products can be used by this broad group of companies, we have focused our initial efforts on companies where their primary business is publishing and providing their proprietary information online, through the Internet, on a subscription basis.  Companies that make up this segment include publishers of financial information, publishers of reports from analysts on key trends and market segments, and publishers of software products that are offered as an Internet-based service, which means that their customers can use their software products through the Internet without having to download any software.

Through our Vincera Activity Manager (VAM) software, we provide our customers a means to improve their customer-facing functions, such as customer retention management, customer upgrade management, and license compliance management.  Improvement in these processes are achieved by our customers through the monitoring, capturing, analysis, and reporting of key intelligence about the ways in which their subscribers interact with and use their online information.  By improving these business processes, our customers can reduce costs while simultaneously maximizing the value of each of their subscribers.

Our VAM product is comprised of a number of software products such as:

•

VAM Retention to help publishers and providers of online information maximize the number of subscribers that renew subscriptions during each subscription period;

•

VAM Upgrade to help publishers and providers of online information identify subscribers with need for additional products or services and successfully upgrade these subscribers to the appropriate subscription level;

•

VAM Compliance to help publishers and providers of online information monitor and capture which subscribers are in violation of their license policies based on excessive or unauthorized use of the online information and services; and

•

VAM Protect to help publishers and providers of online information manage access to their online information and ensure that only properly authorized subscribers benefit from the intellectual property they have valid licenses to use.

We currently provide VAM to publishers and providers of online information.  Hoovers Online, Lincoln Financial Group, Microsoft, and Sony are some of our largest customers.

Going forward, we have decided to concentrate our sales efforts in North America and we intend to roll out regional marketing efforts in Europe and other parts of the world as we develop sales and marketing alliances in those areas.  As we grow, we must continue to build our support and services capabilities, because customer satisfaction is a primary value of our company and we believe a key element in our overall success.

We are refining our product offerings to include products targeted at large enterprises such as those found in the Fortune 5000. We believe that we will be able to participate in markets that offer significant growth opportunities by continuing to orient our offerings within the Business Activity Management, or BAM, market.  BAM is described as the union of two established and mature sectors in the software industry, business intelligence and business process management.  Business intelligence, or BI, software products allows businesses to monitor, analyze, and report on their data to reveal the trends and insights needed to make better business decisions.  Business process management, or BPM, software products enables the automation and coordination of the many tasks and resources, such as people, time and electronic information, that make up a business process, such as customer retention and order processing.  Products generally available in the BAM market are designed to:

•

monitor user activity regarding the access and download of a company’s online information, electronic files and software;

•

capture user related data associated with that activity, such as who the user is, what data is being downloaded, and where is the data being downloaded to;

•

provide analysis of the captured user related data; and

•

generate reports that are most frequently associated with marketing, sales, and product management functions.

We sell our products through flexible licensing, such as a subscription-based model and a one-time license fee with annual maintenance and support (which provides for enhancements to the product and customer support).  Professional services, such as consulting and education, are a key part of our overall solution to our customers.  By providing these professional services, we are able to work with our customers to help them achieve the success and return on investment they require from their investment in our technologies.

Sources of Revenues

We derived substantially all of our revenues from licensing our products and royalties from the use of our protection products and providing related services. Customers pay us license fees for the right to use our products for a fixed or perpetual term.

Our licensing arrangements may also include the provision of services. Services revenues are comprised of revenues from professional services, such as consulting services and maintenance and support services. Consulting services include a range of services such as installation, implementation and non-complex interface development for the customer’s specific applications. Maintenance and support services represent technical support of our software products and include the right to unspecified product upgrades on an if-and-when available basis.

Seasonality Of Business

We expect to experience seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We expect to experience increased revenues in the first quarter of each calendar year (related to royalties from our customers’ shipments of their products in the fourth quarter) followed by lower revenues and operating income in the second quarter, and at times in subsequent quarters. We believe that this may occur in the event some of our customers manufacture and release PC game titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year.

Licensed Technology

We have a licensing arrangement with Bit-Arts, Ltd., based in the United Kingdom, a developer of software security solutions.  We have licensed technology that provides for intellectual property protection and electronic license management.  This technology is still integrated into some of our products and allows Vincera to provide products that can manage access to and protect intellectual property. Historically, this has been the majority of the Company’s business. Our business arrangement is that Vincera pays a royalty fee for every product sold that contains the Bit-Arts technology.  In addition, we provide first level support for the products sold.  In return, Bit-Arts provides the development of the technologies and support of our customers for any technical customer support issues.

We were notified by Bit-Arts that it believes we were in default of this agreement and demanding that we cease incorporating their technology effective January 6, 2005.  We believed that we had not breached the agreement and filed a lawsuit in the Supreme Court of New York, County of New York on January 4, 2005 seeking a declaratory judgment that we have not breached the license agreement between Bit-Arts and us, seeking temporary and permanent injunctive relief and seeking damages resulting from Bit-Arts breaches of the agreement and tortious interference with our customers.  The impact to us if we are unable to successfully resolve this matter is that we will not be able to maintain the current customer base that has a recurring revenue stream, nor would we be able to sell new licenses for any of our products that embedded the Bit-Arts technology.  Historically this had been a majority of our revenues.  In addition, we will not be able to sell our complete product line, or achieve the average selling price we desire.  Further, this may permit competitors to develop competing products while we are developing and/or acquiring licensing rights to alternative technology.  We obtained a temporary restraining order on January 5, 2005, with a hearing set for February 10, 2005 to provide for a temporary injunction.  Bit-Arts had removed the case to the United States District Court for the Southern District of New York.   On February 10, 2005, we and Bit-Arts stipulated to the United States District Court, Southern District of New York, that the Action was settled pursuant to a Settlement and Amendment Agreement by and between the parties, and the case was dismissed with prejudice.  The Settlement Agreement released all claims of breach against both parties.  This will allow us to continue to sell and support its products that contain the Bit-Arts technology until December 31, 2005.  After December 31, 2005, Bit-Arts is contractually obligated to service and support our customers who may be currently under a support contract, and we will continue to receive seventy percent (70%) of all revenues generated from Microsoft’s usage of our products that are currently installed for the first six months of 2006, and then after June 30, 2006 until such time as Microsoft discontinues usage of our products, we will receive fifty percent (50%) of all revenues generated from Microsoft’s usage of our products.  After December 31, 2005, if we have not done so before that time, we will also remove all Bit-Arts technology from our products and offerings, and we will not be entitled to any other revenues, with the exception of Microsoft, from the Bit-Arts technologies that we had licensed.  We have developed our own technologies for protecting our customers’ IP that is distributed in electronic format through Portable Format Documents, or PDF’s.  Our VAM solution does not rely on any technologies provided by Bit-Arts, so going-forward this settlement will not impact our offerings.  In addition, the following occurred: (1) Bit-Arts provided us with a modified version of its’ technology that provides the full level of protection required by one of our major customers; (2) Bit-Arts will not receive any payment of royalties for any royalty-bearing product sold by us until a current outstanding receivable from Bit-Arts to us in the amount of $56,573.00 has been extinguished; (3) we transferred approximately 1.5% out of the 2.69% of stock in Bit-Arts back to Bit-Arts.

Subsequently, on September 30, 2005, we were notified that a petition in a case ancillary to a foreign proceeding was filed in the United States Bankruptcy Court for the Southern District of New York, requesting an order for relief under 11 U.S.C. Section 304.  The petitioners were Stephen Katz and David Birne, (the “Petitioners”), as Joint Administrators of Bit-Arts, Ltd., debtor in a foreign proceeding.  In addition, the same petitioners filed a Verified Petition, pursuant to Section 304 of the Bankruptcy Code, to Commence a Case Ancillary to a Foreign Proceeding in the United States Bankruptcy Court for the Southern District of New York.  The petition states that in July 2004 funding was being sought by Bit-Arts to continue operations.  Guildhall Trading Company Limited (“Guildhall”) made a loan that was advanced in a series of traunches from July 2004 to July 2005.  In connection with the loan, Guildhall was granted a security interest in substantially all of Bit-Arts assets.  Guildhall made formal demand on its outstanding debenture.  Consequently, on July 15, 2005 a petition for administration was presented by Guildhall to the High Court of England pursuant to Paragraph 14 of Section B1 of the Insolvency Act 1986.  By Order, dated July 1, 2005, the High Court appointed the Petitioners as the Administrators.  The petition is seeking that Bit-Arts’ assets located in the United States be afforded the same protection as their assets located in England.  On October 7, 2005, the United States Bankruptcy Court for the Southern District of New York granted the preliminary injunction order to the petitioners, and set a date of March 16, 2006 for a hearing at the United States Bankruptcy Court for the Southern District of New York, to consider whether the Order should be continued.

Based on the bankruptcy proceedings, we have requested that the administrators for Bit-Arts either (i) provide support for our current customers, or (ii) grant us access to the source code escrow for the Bit-Arts technologies so that we may continue to provide support for our current customers.  To date, our requests have not been honored, but we will continue to pursue relief.  If we are not successful in either obtaining support or access to the source, we may lose some of our current customers and their associated royalties.  With our contract with Bit-Arts ending on December 31, 2005 and our focus on our new VAM solutions, we believe the impact to our revenues for Bit-Arts related technologies will be minimal.  Our new VAM solutions do not contain any Bit-Arts technologies, so the outcome of these proceedings will not impact our offerings going-forward.

In connection with the software license arrangement between us and Bit-Arts, we were entitled to exclusive marketing rights for a 24 month period, ending October 31, 2004. Upon execution of the contract, the exclusive rights were classified as an asset. Due to the decline in value of the exclusive license in the fourth quarter of 2003 we deemed the exclusivity right to be other-than-temporarily impaired and recorded an impairment charge of

$792,098, based on discounted cash flow analysis prepared by us.  We do not expect that the impairment of this technology will have a material impact on our future operations because the exclusivity expired in 2004.

Acquisitions

In August 2004, we acquired all of the outstanding securities of Vincera Software, Inc., a provider of user activity intelligence products, in exchange for issuance of 16,681,122 shares of our common stock to the shareholders of Vincera Software, Inc., in an arms length transaction.  As a result of the acquisition, we acquired all of the assets and liabilities of Vincera Software, Inc.  We acquired Old Vincera as part of our overall strategy to provide products to enterprise customers in addition to our current offerings of consumer-based piracy management products.  This acquisition provided key technologies that we could use to combine IP protection and license management control solutions with intelligent and on-demand user activity measurements. We recorded approximately $1.1 million in intangible assets in connection with the acquisition.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S.  In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates.  In some cases changes in the accounting estimates are reasonably likely to occur from period to period.  Accordingly, actual results could differ materially from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.  We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.  Our management has reviewed our critical accounting policies and estimates with our board of directors.

Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future.  The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements.  We assess potential impairments to intangible assets on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired.  Any resulting impairment loss could have an adverse impact on our results of operations by decreasing net income.

In August 2004, we acquired all of the outstanding securities of Vincera Software, Inc., a provider of user activity intelligence products, in exchange for issuance of 16,681,122 shares of our common stock to the shareholders of Vincera Software, Inc., in an arms length transaction.  The total purchase consideration of $1,026,932 has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition.  The purchase price was allocated to intangibles based on our management’s estimate.

The preliminary purchase price allocation is as follows:

Purchase price allocation
Cash	$ 2,276
Accounts receivable	2,087
Equipment	11,453
Deferred revenues	(61,900)
Customer relationships	371,748
Software	701,268
Net assets acquired	$ 1,026,932

We believe that the intangible assets acquired, consisting of the customer relationships and software, have useful lives of approximately three years.  These intangibles were valued using estimated cash flows from customer relationships over the life of the relationship.  The acquired software was the user activity management suite of products, which provides for the tracking, collecting, storing, analyzing and reporting of the activities of users of online services.  The software was valued based on expected revenues to be generated from the software over a period of useful life of 3 years due to high obsolescence in the software industry.   The estimated revenues were based on competitive information available and historical financial information about this software.  There were three significant customer relationships acquired, Hoovers’ Online, Lincoln Financial Group, and TriActive, with estimated cash flows of $226,000, $109,000, and $13,000, respectively.  These estimated cash flows were generated from monthly subscription licenses (Hoover’s Online and TriActive), annual maintenance and support (Hoover’s  Online, Lincoln Financial Group and TriActive), and professional services (Hoover’s Online and Lincoln Financial Group).  The useful life of the customer relationships was determined based on existing contracts with the customers and anticipated professional services needs for specified projects.  Subsequent to the acquisition, $12,000 of the notes payable to the related parties was reduced by the issuance of 240,000 of restricted common stock.

Our shareholders owned more than 50% of the combined entity following the acquisition of Old Vincera, approximately 17,034,970 of the total 33,716,092 shares, of 50.5%.  This includes our shares that were outstanding as a result of the 750,000 options exercised by Mr. Vishwanath, our former CEO, prior to closing the acquisition.   There are no minority voting interests.

We evaluate the following criterion to determine the acquirer in business combinations:

•

financial ownership of us post consummation of the acquisition;

•

voting rights of the company post acquisition;

•

composition of the governing body of the combined company; and

•

composition of the senior management immediately following the acquisition.

Based on paragraph 17 of SFAS 141 and related accounting literature, we determined to account for the transaction as an acquisition and not a reverse merger.

Revenue Recognition

Revenue consists of licensing of software, maintenance, and professional services.  We do not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights to return, refund or cancel have expired or acceptance has occurred.

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements as revised by SAB 104.

Where software licenses are sold with maintenance or other services, we allocate the total fee to the various elements based on the fair values of the elements specific to us.  We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE’’) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If we do not have VSOE for one of the delivered elements of an arrangement, but do have VSOE for all undelivered elements, we use the residual method to record revenue. Under the residual method, the arrangement fee is first allocated to the undelivered elements based upon their VSOE of fair value; the remaining arrangement fee, including any discount, is allocated to the delivered element. If the residual method is not used, discounts, if any, are applied proportionately to each element included in the arrangement based on each element’s fair value without regard to the discount. License fees include the software developed and licensed by us.  We also license some of our software under contractual arrangements that, in addition to the delivery of software, require significant modification and customization of software.  Under these arrangements, services include installation, basic consulting, as well as software customization and modification to meet specific customer needs.  Professional service fees that we provide under long-term contracts to install and customize software developed by us or third parties are recognized using the percentage of completion method.  Progress to completion is measured using costs incurred or milestones achieved compared to estimate total costs or contract milestones.  Provisions for estimated losses under the percentage of completion method are made for the entire loss in the period in which they become evident.

Revenue allocated to license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, we have no significant remaining obligations with regard to implementation, and collection of a fixed or determinable fee is probable.  We consider all payments outside our normal payment terms, including all amounts due in excess of one year, to not be fixed and determinable, and such amounts are recognized as revenue as they become due.  If collectibility is not considered probable, revenue is recognized when the fee is collected.  For software arrangements where we are obligated to perform professional services for implementation, we do not consider delivery to have occurred or customer payment to be probable of collection until no significant obligations with regard to implementation remain.  Generally, this would occur when substantially all service work has been completed in accordance with the terms and conditions of the customer’s implementation requirements but may vary depending on factors such as an individual customer’s payment history or order type (e.g., initial versus follow-on).

Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).  Revenue allocated to training and consulting service elements is recognized as the services are performed. Our consulting services are not essential to the functionality of our products as (i) such services are available from other vendors and (ii) we have sufficient experience in providing such services.

Vincera does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights or acceptance clauses until such rights to return, refund or cancel have expired or acceptance has occurred. Currently Vincera offers its customers no legal right of return / refund upon cancellation of the purchase. However, Vincera accepts returns and refunds money to customers within 30 days of purchase as a matter of business practice.  Vincera does not recognize revenue if it has been notified by the customer its intent to cancel the purchase and seek refund should the cancellation occur within the 30 day window. Additionally, we offer standard warranty to its customers which includes legal right of refund / cancellation of the contract should we not be able to deliver upon its obligations under the contracts. Vincera estimates its sales return allowance based on historical experience with customers, its ability to meet all the obligations arising from contracts, and other factors which may be unique to each of the contracts. As of December 31 2004, and the nine months ended September 30, 2005, Vincera did not have any sales return allowance.

We follow very specific and detailed guidelines, discussed above, in determining revenues, however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition.

Allowance For Doubtful Accounts

We continuously assess the collectibility of outstanding customer invoices and in doing such, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience; a customer’s current credit-worthiness; customer concentrations; age of the receivable balance; both individually and in the aggregate; and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. For example, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. In addition, we establish a non-specific reserve, using a specified percentage of the outstanding balance of all such accounts based on historical bad debt loss experience.

Stock-Based Compensation

We account for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees. We make disclosures regarding employee stock-based compensation using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation. We have calculated the fair value of options granted and have determined the pro forma impact on net income (loss). We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 148 and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Option valuation models incorporate highly subjective assumptions. Because changes in the subjective assumptions can materially affect the fair-value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. Because the determination of fair value of all employee stock options granted after such time as we may become a public entity will include an expected volatility factor and because, for pro forma disclosure purposes, the estimated fair value of our employee stock options is treated as if amortized to expense over the options’ expected life, the effects of applying SFAS No. 123 for pro forma disclosures are not necessarily indicative of future amounts.

Impairment Of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate place in the financial statements.

RESULTS OF OPERATIONS

In view of our limited operating history and changes in the general economic climate, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets.

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are reviewed periodically, and actual results may differ from these estimates under different assumptions or conditions.

Comparisons of the Three and Nine Months Ended September 30, 2005 and 2004

Revenues	Nine months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%
Total revenues	$192,751	$68,135	$124,616	183%
Royalties revenue	$59,159	$34,197	$24,962	73%
License revenue	$13,500	$29,089	$(15,589)	(14%)
Service revenue	$120,092	$4,849	$115,243	1,972%
	Three months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%
Total revenues	$32,150	$16,127	$16,023	99%
Royalties revenue	$4,775	$16,127	$(11,352)	(70%)
License revenue	$4,500	-	$4,500	-%
Service revenue	$22,875	-	$22,875	-%

Total Revenues.  Revenues increased to $192,751 for the nine months ended September 30, 2005 from $68,135 for the nine months ended September 30, 2004, an increase of 183%. The increase in revenues for the nine months ended September 30, 2005 reflects the acquisition of Old Vincera in 2004, which brought maintenance and support and subscription contracts for their current customers, an increase in royalties in the first quarter of 2005 following the holiday season as one customer increased the usage in their Games Division of our protection software, and the increase in professional service revenues. For the nine month period ended September 30, 2005, our two largest customers accounted for 72% of our total revenues. Revenues increased to $32,150 for the three months ended September 30, 2005 from $16,127 for the three months ended September 30, 2004, an increase of  99%. The increase in revenues for the three months ended September 30, 2005 reflects the acquisition of Old Vincera in 2004, which brought maintenance and support and subscription contracts for their Old Vincera’s customer base, and the increase in professional service revenues. For the three month period ended September 30, 2005, our two largest customers accounted for 69% of our total revenues.

License Revenues.  The increase in license revenues for the three and nine months ended September 30, 2005 compared to the year earlier period was due to the subscription base from the acquisition of Old Vincera  We have been focused on developing our new solutions and reducing our dependencies on third party products, especially from Bit-Arts.  As a result, we have not sought new customers until our own internally developed protection technologies are ready for the market.  As we make the transition to the enterprise market, we anticipate that the license revenues will increase as we begin to enter into subscription based and perpetual licenses of our applications to a wider customer base.

Royalty Revenues.  As our customers protect their intellectual property with our products, they may pay us a royalty fee based on the licensing arrangement that we have with each customer. For the nine months ended September 30, 2005 the increase in royalties was due to the increased usage of our protection software within one customers’ Games Division in the first quarter of 2005 following the holiday season.  For the three months ended September 30, 2005, the usage of our protection software was not as prolific as it was the year prior, which included additional customers using our protection on a specific, one-time usage.  As we make the transition to the enterprise market with our VAM solutions, we expect that royalty revenues will decrease.

Services Revenues.  The increase in services revenues for the three and nine months ended September 30, 2005 compared to the year earlier period was primarily due to professional services rendered to one of our largest customers to expand the functionality of our VAM Retention and VAM Upgrade products, and the maintenance and support revenues from the acquisition of Old Vincera in 2004.  We expect our services revenues to increase as we move towards the enterprise software model and offer professional services and software support and maintenance services.

Expenses	Nine Months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%
Research and Development	$656,969	$344,134	$312,835	91%
Sales, general and administrative	$1,028,878	$1,295,173	$(266,295)	(21%)
Depreciation and amortization	$277,804	$7,645	$270,160	3,534%
Interest expense	$300,469	$126,609	$173,860	137%
	Three Months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%
Research and Development	$231,472	$143,142	$88,324	62%
Sales, general and administrative	$276,905	$629,991	$(353,086)	(56%)
Depreciation and amortization	$ 89,418	$2,872	$86,546	3,013%
Interest expense	$149,834	$102,611	$(47,223)	(23%)

Research and Development.  Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of the existing products, quality assurance and support activities.  Research and development expenses do not include rent or facilities cost because they were immaterial.  Research and development expense in the three and nine months ended September 30, 2004 were attributable to development of our products and enhancements to our CD protection technologies, both of which remain in development.  For the three and nine months ended September 30, 2005, research and development expenses were attributable to enhancements for our full product line, which are ongoing.  As a percentage of our overall expenses, research and development costs accounted for 33% and 21% for the nine month periods ended September 30, 2005 and 2004, respectively, and 39% and 18% for the three month periods ended September 30, 2005 and 2004, respectively. The increase is primarily due to additional headcount in the engineering group and consultants.  While we intend to continue to invest in research and development and expect to incur additional expenses for employees and/or consultants as we develop our VAM products and lessen our dependence on third-party royalty-bearing products, including the licensed technology from Bit-Arts, we are not able to project the nature and timing of remaining efforts for completion, estimated completion date or similar information, because our development efforts will be determined by customer requirements and availability of funds.

Sales, General and Administrative.  Sales, general and administrative expenses consist of salaries, benefits and related costs of our sales, marketing, administrative, finance, business operations and information technology personnel, sales commissions, travel and entertainment expenses, costs of our marketing programs, collateral materials, rent and facilities costs, as well as legal, marketing and accounting services.  As a percentage of overall expenses, sales, general and administrative expenses accounted for 55% and 70% for the nine month periods ended September 30, 2005 and 2004, respectively, and 52% and 79% for the three month periods ended September 30, 2005 and 2004, respectively.

The decrease in sales expenses for the nine months ended September 30, 2005 and 2004, were reductions in the sales force and resulting compensation and commissions and reductions in sales consultants of approximately $172,000 as the Company has focused on bringing new products to market. Reductions in the same periods for general and administrative expenses of approximately $50,000 due primarily due to a resignation of an executive whose vacant position was not filled.

Sales expenses for the three months ended September 30, 2005 and 2004, were reduced primarily by reductions in the sales force, commissions and travel expense of approximately $251,000.  General and administrative expenses decreased by approximately $100,000 thousand in the same three month period compared to last year due to overall cost cutting in most areas of general and administrative expenses, and the reduction of one executive versus the same period in the prior year.

We expect in future periods that the percentage of sales and general and administrative to the overall expenses will increase and research and development expenses will decrease as a percentage of total expenses as we take our products to market.

Depreciation and amortization.  The increase in depreciation and amortization expense in the nine months ended September 30, 2005 as compared to the same period in 2004 is primarily due to the amortization of customer lists and software acquired from the Vincera acquisition in August 2004. The increase in depreciation and amortization expense in the three months ended September 30, 2005 as compared to the same period in 2004 is primarily due to the amortization of customer lists and software acquired from the Old Vincera acquisition in August 2004.

Interest Expense.  Interest expense increased in the three and nine months ended September 30, 2005 as compared to the same periods in 2004 primarily due to the issuance of Convertible Promissory Notes Payable and Subordinated Notes Payable during 2004.  We intend to request that the holders of the Convertible Promissory Notes Payable and the Subordinated Notes Payable to convert their securities into shares of our common stock, although there can be no assurance that we will be successful in this effort.  We anticipate that the interest expense will decrease in future periods upon the conversion of the Convertible Promissory Notes Payable and the Subordinated Notes Payable, if we are successful in obtaining the conversion of those securities.

Provision for Income Taxes and Net Operating Losses.  We have incurred operating losses for all fiscal years from inception through September 30, 2005, and therefore have not recorded a provision for income taxes.  We have recorded a valuation allowance for the full amount of our deferred tax assets, which are primarily net operating loss carryforwards because of the uncertainty regarding the realization of these carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had approximately $2,340 in cash and cash equivalents.

Net cash used in operating activities was approximately $1,215,000 in the nine months ended September 30, 2005, as compared to $898,000 in the nine months ended September 30, 2004 due to losses incurred in those periods.

Net cash used in investing activities was approximately $20,000 and $8,000 for the nine months ended September 30, 2005 and 2004, respectively and was used to purchase computer equipment.

Net cash provided from financing activities was approximately $330,000 and $915,000 in for the nine months ending September 30, 2005 and 2004, respectively. Our financing in the nine month period in  2005 were short term promissory notes of one or three month durations.  In 2004 we issued  short term one year convertible promissory notes.

To meet our cash needs, in September 2005 we engaged an investment banking firm to assist us in raising up to $10.225 million through the sale of our common stock in a private placement. We intend to raise up to $10.225 million, with a minimum raise of $1.0 million.  At the minimum raise, we would have approximately $830,000 in net proceeds to us, which we would use primarily for general operating capital.  At the intended maximum raise of $10.225 million, we would have approximately $8.9 million in net proceeds.  (Details are discussed in the Notes to Financial Statements contained herein.)

As of November 2, 2005, we have received net cash proceeds of $980,562 from the sale of approximately 3,027,700 shares of our common stock in the private placement, and we have issued an additional 177,092 shares upon the cancellation of $63,753 of indebtedness.

As of November 11, 2005, our cash balance was $435 thousand.   We anticipate receiving additional funds from the private placement, but there can be no assurances that additional funds are forthcoming. Without additional funds, we will run out of cash in calendar 2005.  We will continue to seek additional funds and borrowings to meet our cash needs and the conversion of debt to equity to reduce our cash needs.

Concurrent with the private placement we are seeking consents and waivers of approximately $2.5 million in Subordinated Notes Payable holders, $900 thousand in Convertible Promissory Notes, and $400 thousand in short term promissory notes, to convert to shares of our common stock at $0.36 per share, although there can be no assurance that we will obtain their consent.  If we are unable to receive consent from all note holders, we would seek to renegotiate the terms and conditions of those notes. During September the Company converted $531,468 of Subordinated Notes Payable into 1,080,893 shares of Common Stock at a conversion price of $0.36 per share.

Because a portion of our cash flows are expected to be generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results.  Such fluctuations can occur as a result of decreases in demand for our business activity management products, or due to other business risks including, but not limited to, those factors set forth under the caption “Risk Factors.”

Our registered independent public accounting firm has stated in their report included in our registration statement on Form 10-SB, as amended, that we have incurred losses from operations and have limited working capital that raise substantial doubt about our ability to continue as a going concern.  We hope to continue to fund operations through additional debt and equity financing arrangements that we believe may be sufficient to fund our capital expenditures, working capital, and other cash requirements for the year ending December 31, 2005.  The successful outcome of future financing activities cannot be determined at this time and there are no assurances that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2005 and 2004, or as of December 31, 2004 and 2003.

Risk Factors

We have incurred significant losses and anticipate losses in the future, and as a result, our auditors’ report contains a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.

We have incurred operating losses since our inception, including net losses of $2.5 million and $2.6 million for the years ended December 31, 2003 and 2004, respectively, and $2.1 million for the nine months ended September 30, 2005, and we expect to continue to incur losses for the foreseeable future.  As of September 30, 2005, we had an accumulated deficit of $10.8 million.  To date, we have funded our operations principally through the sale of our stock and promissory notes, as well as our revenues.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products and services.  We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels.  We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenues after costs, and, as a result, we expect to continue to incur losses for the foreseeable future.  If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

As a result, our independent certified public accountants have stated in their report included elsewhere in this registration statement that we have incurred losses from operations and have limited working capital that raise substantial doubt about our ability to continue as a going concern.  This going concern paragraph could adversely impact our future financing activities and there are no assurances that we will have sufficient funds to execute our intended business plan or generate positive operational results.

We have limited capital resources and additional funding may not be available to us or may not be available on acceptable terms.

At September 30, 2005, we had approximately $2,340 in cash and cash equivalents. We anticipate, if our fund raising activities are not successful, we will not have sufficient liquidity to meet expected expenses beyond calendar 2005.  We have future minimum lease payments of approximately $37,350 under operating leases.

We will be required to raise additional funds to continue our operations.  If we are unsuccessful in raising additional funds, we will likely be forced to cease operations and our common stock would be worthless.  This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders.  We filed a registration statement on Form SB-2 (SEC Registration Statement No. 333-120676) with the Securities and Exchange Commission in November 2004 and we subsequently withdrew the registration statement in July 2005.  There can be no assurance that this withdrawal will not have a material adverse effect on our ability to raise additional funds in the future.

If adequate and acceptable financing is not available, we will not be able to repay our existing indebtedness and we would have to delay development or commercialization of certain of our products or eliminate some or all of our development activities.  We may also reduce our sales and marketing or other resources devoted to our products. Any of these options could reduce our sales growth and result in continued net losses.

Our promissory notes (some of which are in default) and our convertible preferred stock are senior to our shares of common stock and may adversely impact Vincera and our common stockholders or have a material adverse effect on Vincera’s ability to continue its operations.

We have issued approximately $4.0 million in promissory notes (the “Notes”) and 9,923,062 shares of preferred stock (the “Preferred Stock,” and, together with the Notes, the “Senior Securities”).  To date, we have paid off approximately $194,000, and converted approximately $2,500,000 into 7,648,000 shares of our common stock at a per share price of $0.36 and cancelled the indebtedness.  Approximately $1.5 million of the remaining Notes are currently in default, and the holders of the Notes could sue the Company to demand repayment of the Notes, which would have a material adverse effect on our financial condition and possibly require us to seek bankruptcy court protection.  The terms of the Senior Securities may have a material adverse effect on Vincera and our financial condition and results of operations. The Preferred Stock has a liquidation preference in the amount of $4,951,592 plus accrued and unpaid dividends, and the Notes have an outstanding balance of principal and interest of approximately $1.7 million as of November 14, 2005, all of which must be paid before common stockholders would receive any funds from their investment in Vincera in the event of liquidation, including some changes of control.

The Senior Securities could also materially and adversely affect the ability of Vincera to raise funds necessary to continue our business.  We intend to seek the conversion of the Senior Securities to shares of common stock, although there is no assurance that we will be successful in this effort.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenues and may have difficulty accurately predicting revenues for future periods and appropriately budgeting for expenses.

We have generated a total of $686,650 in revenues since January 1, 2003, with $153,587 generated in the year ended December 31, 2004 and $192,751 in the nine months ended September 30, 2005.  We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenues.  Therefore, we have a very limited ability to predict future revenues.  Our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control make it difficult for us to accurately forecast our quarterly and annual revenues.  Most of our expenses are fixed in the short term or incurred in advance of anticipated revenues.  As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenues shortfall.  If our revenues do not increase as anticipated, we will continue to incur significant losses.

We depend on a small number of key customers for a high percentage of our revenues and the loss of a significant customer could result in a substantial decline in our revenues and increase in our losses.

Our customer base and a majority of our revenues are highly concentrated among a very limited number of customers and the loss of any one of these customers would have a material adverse impact on our revenues and ability to achieve profits.  Historically, we have derived the majority of our revenues from a relatively small number of customers.  Three customers accounted for 70% of our revenues in the year ended December 31, 2004 and one customer accounted for 82% of our revenues in 2003.  In the nine months ended September 30, 2005, two customers accounted for 72% of our revenues.

We may not realize any benefits from our acquisition of Old Vincera.

Vincera and Old Vincera entered into the stock purchase agreement with the expectation that the acquisition will result in benefits to each company. Achieving the benefits of the acquisition will depend in part on the successful integration of Vincera's and Old Vincera's technologies, operations and personnel in a timely and efficient manner. Integrating Vincera and Old Vincera will be a complex and time-consuming process. Employees and management of Vincera and Old Vincera have played a key role in creating and operating each company. The successful integration of these two companies will alter prior relationships and may affect productivity. In addition, the acquisition is likely to require significant time and attention of management of each company that would otherwise be focused on ongoing operations and could negatively affect the combined companies’ ability to operate and to retain key employees after the acquisition. Vincera cannot assure its stockholders that the operations of the combined companies can be successfully integrated or that any of the anticipated benefits of the acquisition will be realized.

Undetected errors or failures in our software could result in loss or delay in the market acceptance for our products or lost sales.

Because our software products and the environments in which they operate are complex, our software may contain errors that can be detected at any point in their lifecycle.  While we continually test our products for errors, errors in our products may be found in the future even after our products have been commercially introduced.  Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, increased service and warranty costs, license terminations or renegotiations or costly litigation.  Additionally, because our products support or rely on other systems and applications, any software errors or bugs in these systems or applications may result in errors in the performance of our software, and it may be difficult or impossible to determine where the error resides.

We are involved in litigation, and may in the future be involved in additional litigation, including product liability claims, which may result in substantial expense and may divert our attention from the implementation of our business strategy.

From time to time, we may be subject to legal claims related to our business. These may include actions for regulatory non-compliance, customer and shareholder complaints, and failure to meet financial obligations.   We are subject to legal proceeding described under the caption “Legal Proceedings.” While we believe these claim are without merit, we may suffer an unfavorable outcome as a result of one or more claims and we may be forced to spend funds to pay defense costs, settlements, fines and judgments.  We may also become subject to additional claims, which may result in substantial expense and may divert our attention from the implementation of our business strategy.

In addition, errors, defects or other performance problems in our software could result in financial or other damages to our customers. They could seek damages from us for losses associated with these errors, defects or other performance problems. If successful, these claims could have a material adverse effect on our business, operating results or financial condition. Although we possess errors and omissions insurance, there is no guarantee that our insurance would be enough to cover the full amount of any loss we might suffer. Our license agreements typically contain provisions designed to limit our exposure to product liability claims, but existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. We have not experienced any material product liability claims to date. However, a product liability claim brought against us, even if unsuccessful, could be time consuming and costly to defend and could harm our reputation. We may initiate patent infringement or patent interference actions or other litigation to protect our intellectual property, or be forced to defend similar claims against us, which could be costly.

Our success is dependent upon our ability to protect our proprietary technologies included in our Vincera Activity Management software.  We rely on our patent applications, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights.  These legal means, however, afford only limited protection and may not adequately protect our rights.

Claims or litigation, including claims involving patent or intellectual property infringement claims, could harm our business and result in:

•

Substantial damages, settlement or related costs, including indemnification of customers for any infringement by our VAM software on rights of third parties;

•

Diversion of our limited management and financial resources to litigate infringement claims;

•

Our discontinuing the use and sale of products that infringe the rights of others;

•

Our expending significant resources to develop non-infringing technology as alternatives to infringing technology; and

•

Our obtaining licenses to infringed technology.

We were notified by Bit-Arts that they believed we were in default of our license agreement with them and demanded that we cease incorporating their technology effective January 6, 2005.  We believed that we had not breached the agreement and filed a lawsuit.  The lawsuit sought a declaratory judgment that we had not breached the agreement and damages in the event that Bit-Arts had breached the agreement.  We settled this lawsuit in February 2005 and reached an agreement with Bit-Arts to permit us to continue to license and use their technology until December 2005.  In the event we are unable to develop or obtain the right to use replacement technology, the impact to us is that we would not be able to support some of our customers and we would likely lose part of our customer base.  The impacted portion of our customer base represented approximately 43% of our revenues in 2004 and 31% for the nine months ended September 30, 2005.  Further, this may permit competitors to develop competing products while we are developing and/or acquiring licensing rights to alternative technology.

CRS, LLC ("CRS"), a Washington limited liability company, has filed a lawsuit against us in the United States District Court for the Western District of Washington in Seattle on June 14, 2005.  The suit was originally filed by CRS against Bit-Arts, LTD., a foreign company, and Bit-Arts, Inc., a Delaware corporation, alleging patent infringement of two patents by making, using, selling and/or offering for sale without authorization, products which embody one or more claims of the patents.  We were added to the amended complaint on June 14, 2005 because we were the exclusive distributor of the Bit-Arts products allegedly infringing on the two patents, and we continue to have a license to distribute the Bit-Arts products through December 31, 2005.  CRS is seeking: (A) the defendants be adjudged to have infringed the patents; (B) all parties be permanently restrained and enjoined from directly or indirectly infringing on the patents; (C) an accounting and award of damages by reason of the infringement; (D) an award of prejudgment and post judgment interest, exemplary damages and costs;(E) award of damages, punitive damages, attorney's fees, and prejudgment interest; and (F) CRS be awarded such other relief as the Court may deem just, equitable, and proper.  Pursuant to the License Agreement between us and Bit-Arts, we intend to seek indemnification from Bit-Arts, for all or part of the damages and the expenses that we incur to defend the CRS claims. We believe the claims by CRS are without merit and intend to vigorously defend the action, but we cannot predict the final outcome of this lawsuit, nor accurately estimate the amount of time and resources that we may need to devote to defending ourselves against it. Specific damages amounts have not been specified, nor assessed at this early stage of the litigation, so the potential damages claims cannot be estimated.  Accordingly, if we were to be unsuccessful in our defense of this lawsuit, and if the CRS were to be able to establish substantial damages, we could be forced to pay an amount, currently unknown, which could have an adverse effect on our business. In addition, although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense, there can be no assurance that we will be successful on the indemnification claim or recover all or a portion of any damages assessed or expenses incurred.We have hired employees and consultants who were past employees of our competitors, and may continue to do so in the future.  As a result, one or more of our competitors could file lawsuits against us alleging the infringement of their trade secrets and other intellectual property. Although we do not believe we have infringed upon the intellectual property of our competitors, such lawsuits could divert our attention and resources from our business operations.

In addition, we have sold in the past and may in the future sell our software in foreign countries and the laws of some of these countries may not protect our intellectual property to the same extent as U.S. laws, if at all, and we may be unable to protect our rights in proprietary technologies in these countries.

We depend on third-party licenses and open-source code for our products.

We rely on software technologies which we license from third parties and acquire from open-source providers for use in our products to perform key functions and provide additional functionality.  Because our products incorporate software developed and maintained by third parties, we are, to an extent, dependent upon those third parties' ability to maintain or enhance their current products, to develop new products on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes.  Further, these third-party technology licenses may not always be available to us on commercially reasonable terms or at all.

If our agreements with third-party vendors are not renewed or the third-party software, including open-source code technologies, fails to address the needs of our software products, we would be required to find alternative software products or technologies of equal performance or functionality.  We cannot assure you that we would be able to replace the functionality provided by third-party software if we lose the license to this software, it becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated.  We recently settled a legal proceeding with one of these third-party licensors, Bit-Arts, Ltd., which will require us to seek alternative technologies by December 31, 2005.  In September 2005, Bit-Arts, Ltd. filed for bankruptcy protection, which may further inhibit our ability to support some of our products.

Our software sales, particularly those to enterprise customers, are often dependent on our ability to provide a significant level of professional services to our customers and we may not be able to provide these services.

Clients that license our software typically engage our professional services to assist with the installation, training, consulting and implementation of our software.  We believe that growth in our software sales depends to a significant degree on our ability to provide our clients with these services.  New services personnel will require training and education and take time to reach full productivity.  We may not be able to recruit the services personnel we need or retain our current providers of this service because competition of qualified personnel is intense.  We are in a relatively new market and only a limited number of individuals have the skills needed to provide the services that our clients require.  To meet our needs for services personnel, we may also need to use third-party consultants to supplement our own services personnel.

Customer and end-user resistance, including as a result of privacy concerns, could deter current and potential users from using our products.

Third parties may attempt to breach our security or that of our customers. We may be liable to our customers for any breach in security and any breach could harm our customers, our business and our reputation.  In addition, our software contains features which may allow us or our customers to control, monitor or collect data from computers running our software. Therefore, we may be subject to claims associated with invasion of privacy or inappropriate disclosure, use or loss of this information. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our business and operating results. Also, computers, including those that use our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to further protect against security breaches or to rectify problems caused by any security breach.

From time to time, concerns have been expressed by governmental authorities and consumer groups regarding privacy rights.  In the event a government authority were to determine that  our products, such as Vincera Activity Manager, and services compromise the privacy of users and others in violation of legislation that may be enacted in the future, we could be forced to modify our software and services. In addition, concerns about our collection, use or sharing of personal information or other privacy-related matters, even if unfounded, could damage our reputation, result in delays of acceptance of our products by current and potential customers and harm our operating results.

It is also possible that there could be significant consumer resistance to our copy protection software products, as consumers may feel that copy protection degrades the quality of the original or that they are entitled to copy CDs, because no technology has been used in the past to prevent copying.  It is not clear whether our software and content provider customers will deploy any of our copy protection solutions if there is sustained consumer resistance.  To date, we have seen limited acceptance of our technology and some customers are not completely satisfied with effectiveness and playability levels of the protected content.  If the software and their Intellectual Property (“IP”) content providers conclude that delivering increasingly meaningful volumes of IP content and software that include our technologies generate unacceptable consumer backlash, our revenues potential may be adversely affected.

We are exposed to risks associated with expanding our technologies through strategic acquisitions and investments.

We have expanded our technology base in the past through strategic acquisitions and investments in companies with complementary technologies or intellectual property, including Old Vincera and Bit-Arts, and we intend to do so in the future.  Negotiating or completing any potential future acquisitions entail a number of risks that could affect our business and operating resulting, including:

•

financing for future acquisitions may not be available on favorable terms, or at all, because of our relatively small size and lack of profitable operations;

•

negotiating the terms of the acquisition successfully, because of our relative inexperience in acquisitions;

•

integrating the acquired business, products, technologies or employees into our existing business and operation, because of our relative inexperience in integrating acquisitions and our small management team;

•

risks associated with entering markets in which we lack prior experience, or the acquisition may not enhance our business in any current markets;

•

difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•

potential disruption of our ongoing business and detraction of our management, because of the small size of our management team;

•

 potential loss of key personnel; and

•

future acquisitions may not be well-received by the investment community.

We have not entered into any agreements regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. We have in the past (for example our acquisition of Bit-Arts’ technology) and may in the future be required to write off all or part of one or more of these investments that could harm our business.  If we consummate one or more future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash.  Acquisition activities could adversely impact our operating margins depending upon the financial models of the businesses acquired.

Our strategic investments may involve joint development, joint marketing, or entry into new business ventures, or new technology licensing.  Any joint development efforts may not result in the successful introduction of any new products by us or a third party, and any joint marketing efforts may not result in increased demand for our products.

We depend on key personnel to manage our business and develop new products in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and sell our products could be impaired.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel.  In particular, due to the small size of our executive management team and early stage of our business, we believe that our future success is highly dependent on David Malmstedt, our Chief Executive Officer and President and Puru Agrawal, our Chief Technology Officer, to provide continuity in the execution of our growth plans.  We do not carry key-man life insurance on executives.  While we have severance arrangements in place with Messrs. Malmstedt and Agrawal, we do not have long-term employment agreements in place with any of our employees.  The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products, especially if we experience rapid growth, which would place additional strains on our small management team.

Our intellectual property protection technologies face risks from defeat technologies such as hackers.

Two of the key capabilities of our software, Vincera Activity Manager, are the ability to protect intellectual property and provide electronic license management.  A number of devices and techniques have been available, and currently are available, that may enable third parties to defeat our copy protection, intellectual property protection and electronic license management technologies.  Moreover, our technologies are not effective against professional duplication and processing equipment.  A number of factors could cause copyright holders to choose not to use our technologies, including a perception that the inability of our technology to deter professional hackers renders our technology less useful, the commercial availability of products that defeat our copy protection technologies or any significant reduction in the effectiveness of our technologies to deter consumer copying or piracy.

The success of our business depends on the use by software and content publishers of our technologies.

If IP content providers and software companies were to determine that the benefits of our protection technology do not justify the cost of licensing our technologies, then demand for our technologies would decline.

Any future growth in revenues will depend on growth in the various digital content providers, increased use of our technologies on a larger volume of IP content and software or increases in usage fees or royalties.  To increase or maintain our market penetration, we must continue to persuade content owners that the cost of licensing our technologies is outweighed by the increase in revenues that content owners gain as a result of using copy protection, such as revenues from additional sales of the copy protected material or subsequent revenues from other distribution channels.

We have been successful historically in licensing our copy protection technologies to control unauthorized casual consumer copying.  Other content piracy sources include peer-to-peer file sharing services and PC-based disc copying software.  To the extent that our customers spend money to prevent or litigate against these other piracy sources, they may reduce spending on our technology.  Additionally, if our customers are unable to prevent their content from becoming available through these other piracy sources, they may consider our technology to be less valuable.

Legislative initiatives seeking to weaken copyright law or new governmental regulation and resulting legal uncertainties could harm our business by limiting our ability to sell our products and resulting in delayed or lost revenues.

A key differentiator for our software, Vincera Activity Manager, is the ability to collect and store unique information about individuals, which is known as personally identifiable information.  United States federal and foreign government regulations may, in the future, direct the way our Vincera Activity Manager products are sold and implemented, due to their access of personally identifiable information. Through regulation, these governments may approve and require use of competing technologies, products, or implementation methodologies.  Such government regulations may not endorse or specifically exclude use of our technologies and products in the marketplace.  Such industry-wide regulations could severely limit our ability to sell our Vincera Activity Manager products in the United States and abroad.

Our telephone and computer networks are subject to security and stability risks that could expose us to litigation or liability.

Our Vincera Activity Manager products include online business activities that depend to a great extent on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

•

our own or licensed encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;

•

we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our websites or use of our products and services;

•

someone could circumvent our security measures and misappropriate our, our partners’ or our customers' proprietary information or content or interrupt operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

•

our computer systems could fail and lead to service interruptions; or

•

our network of facilities may be affected by natural disaster, terrorist attack or other catastrophic events.

The occurrence of any of these or similar events could damage our business, by hurting our ability to distribute products and services and collect revenues, threatening the proprietary or confidential nature of our technology, harming our reputation, and exposing us to litigation or liability.  We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

Changes in the use of the Internet for delivery of our Vincera Activity Manager and other software or IP content may result in lost revenues.

Our Vincera Activity Manager products are designed to support the use by our customers of the Internet to deliver, deploy, or activate their software or digital media and content for their end users. The revenues we generate from our products depend on increased acceptance and use of the Internet by our customers' end users as a medium of delivery of software and digital media and content. Acceptance and use of the Internet may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet to conduct their operations. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there are few proven services and products.  Our revenues and potential profitability could be harmed if our customers and potential customers do not use our products because:

•

the necessary communication and computer technology underlying the Internet and other online services do not effectively support any expansion that may occur;

•

new standards and protocols are not developed in a timely manner; or

•

concerns about security, reliability, cost, ease of use, accessibility, quality of service, privacy or other factors results in the Internet not remaining a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for and desirability of our products and services.

Conversely, some of our other products, such as IP content and packaged software copy protection, are designed to be applied to packaged media offered by some of our customers and we receive royalties based on the number of units produced.  If delivery of these customers' products using the Internet were to continue to increase, especially due to the increasing penetration of broadband Internet capabilities in the consumer marketplace, our revenues from packaged media may be adversely affected and not replaced by Internet-based revenues.

We intend to seek to be listed on the OTC Electronic Bulletin Board, which imposes listing requirements and can be a volatile market.

We intend to seek to have our common stock quoted on the Over-the-Counter Electronic Bulletin Board Market, or OTCBB, although we may not be successful.   We expect trading volume to be low in our shares.  Consequently, the purchase or sale of only a few shares of our stock may affect the market and may result in wide swings in price and in volume.

The OTCBB rules require that we be a reporting issuer under Section 12 of the Securities Exchange Act of 1934 and remain current in our reports under Section 13 to remain quoted on the OTCBB.  If we fail to remain current on our reporting requirements, we could be removed from the OTCBB.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to make a market in our securities and the ability of stockholders to sell their securities in the secondary market.

We may grant stock options and warrants and restricted stock which could reduce your ownership interest.

Awards under our 2002 Stock Option Plan and outside of this plan would reduce the percentage ownership interest of all stockholders.  Options to purchase 6,087,416 common shares, and warrants to purchase 2,562,245 shares were outstanding on November 14, 2005.  We anticipate that we will issue additional shares and warrants in connection with our efforts to raise additional funds.  We will grant additional options, warrants and/or shares of restricted stock in the future.  The issuance of shares upon the exercise of these options and warrants, and restricted stock grants may result in dilution to our stockholders.

Our certificate of incorporation, bylaws and Delaware corporate law contain provisions which could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.

Delaware law as well as our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company, even if it were beneficial to our stockholders to do so. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:

•

authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval to increase the number of outstanding shares and deter or prevent a takeover attempt and could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock;

•

prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•

prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•

provide that our board of directors is divided into three classes, each serving staggered three-year terms;

•

preclude the ability of stockholders to call special meetings of stockholders; and

•

establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on business combinations such as mergers between us and a holder of 15% or more or our voting stock. See “Description of Securities - Anti-Takeover Effects.”

Due to the adoption of accounting regulations that require companies to expense stock options, our earnings will decrease and our stock price may decline.

We have historically issued a relatively large number of options to our employees because we believe that employee stock options are an important element of total compensation and because we have had limited cash resources to pay cash compensation to our employees. The FASB has implemented rule changes requiring expensing of stock options.  We will implement these rule changes in the first quarter of 2006.  If we continue to support broad-based employee stock option grants we may suffer a material, negative impact upon our future earnings because of the deduction of these amounts from our net income as an expense.  This could cause the market price of our stock to decline.  Alternatively, if we cut back on employee stock option grants, we may lose an important benefit that impacts the recruiting and retention of quality employees, especially given our relative lack of cash for cash compensation, and our business could be harmed because we would be unable to attract qualified employees to implement our business plans.

Item 3.

Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2005, the period covered by this Quarterly Report on Form 10-QSB. September 30, 2005.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting during the three months ended September 30, 2005.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We recently settled a lawsuit that we filed against Bit-Arts after we were notified by Bit-Arts that it believed we were in default of the license agreement between us and Bit-Arts (for failing to pay royalties, market their software and comply with licensing terms) and demanded that we cease incorporating their technology effective January 6, 2005.  We believed that we had not breached the agreement and filed a lawsuit in the Supreme Court of New York, County of New York on January 4, 2005 seeking a declaratory judgment that we had not breached the license agreement between Bit-Arts and us, seeking temporary and permanent injunctive relief and seeking damages resulting from Bit-Arts breaches of the agreement and tortious interference with our customers.  We obtained a temporary restraining order on January 5, 2005.  Bit-Arts had removed the case to the United States District Court for the Southern District of New York.   On February 10, 2005, we and Bit-Arts stipulated to the United States District Court, Southern District of New York, that the Action was settled pursuant to a Settlement and Amendment Agreement by and between the parties, and the case was dismissed with prejudice.  The Settlement Agreement released all claims of breach against both parties.  This allows us to continue to sell and support its products that contain the Bit-Arts technology until December 31, 2005.  After December 31, 2005, Bit-Arts is contractually obligated to service and support our customers who may be currently under a support contract, and we will continue to receive seventy percent (70%) of all revenues generated from Microsoft’s usage of our products that are currently installed for the first six months of 2006, and then after June 30, 2006 until such time as Microsoft discontinues usage of our products, we will receive fifty percent (50%) of all revenues generated from Microsoft’s usage of our products.  After December 31, 2005, if we have not done so before that time, we will also remove all Bit-Arts technology from our products and offerings, and we will not be entitled to any other revenues, with the exception of Microsoft, from the Bit-Arts technologies that we had licensed.  We have developed our own technologies for protecting our customers’ IP that is distributed in electronic format through Portable Format Documents, or PDF’s.  Our VAM solution does not rely on any technologies provided by Bit-Arts, so going-forward this settlement will not impact our offerings.  In addition, the following occurred: (1) Bit-Arts provided us with a modified version of its’ technology that provides the full level of protection required by one of our major customers; (2) Bit-Arts will not receive any payment of royalties for any royalty-bearing product sold by us until a current outstanding receivable from Bit-Arts to us in the amount of $56,573.00 has been extinguished; and (3) we transferred approximately 1.5% out of the 2.69% of stock in Bit-Arts back to Bit-Arts.

Subsequently, on September 30, 2005, we were notified that a petition in a case ancillary to a foreign proceeding was filed in the United States Bankruptcy Court for the Southern District of New York, requesting an order for relief under 11 U.S.C. Section 304.  The petitioners were Stephen Katz and David Birne, (the “Petitioners”), as Joint Administrators of Bit-Arts, Ltd., debtor in a foreign proceeding.  In addition, the same petitioners filed a Verified Petition, pursuant to Section 304 of the Bankruptcy Code, to Commence a Case Ancillary to a Foreign Proceeding in the United States Bankruptcy Court for the Southern District of New York.  The petition states that in July 2004 funding was being sought by Bit-Arts to continue operations.  Guildhall Trading Company Limited (“Guildhall”) made a loan that was advanced in a series of traunches from July 2004 to July 2005.  In connection with the loan, Guildhall was granted a security interest in substantially all of Bit-Arts assets.  Guildhall made formal demand on its outstanding debenture.  Consequently, on July 15, 2005 a petition for administration was presented by Guildhall to the High Court of England pursuant to Paragraph 14 of Section B1 of the Insolvency Act 1986.  By Order, dated July 1, 2005, the High Court appointed the Petitioners as the Administrators.  The petition is seeking that Bit-Arts’ assets located in the United States be afforded the same protection as their assets located in England.  On October 7, 2005, the United States Bankruptcy Court for the Southern District of New York granted the preliminary injunction order to the petitioners, and set a date of March 16, 2006 for a hearing at the United States Bankruptcy Court for the Southern District of New York, to consider whether the Order should be continued.

Based on the bankruptcy proceedings, we have requested that the administrators for Bit-Arts either (i) provide support for our current customers, or (ii) grant us access to the source code escrow for the Bit-Arts technologies so that we may continue to provide support for our current customers.  To date, our requests have not been honored, but we will continue to pursue relief.  If we are not successful in either obtaining support or access to the source, we may lose some of our current customers and their associated royalties.  With our contract with Bit-Arts ending on December 31, 2005 and our focus on our new VAM solutions, we believe the impact to our revenues for Bit-Arts related technologies will be minimal.  Our new VAM solutions do not contain any Bit-Arts technologies, so the outcome of these proceedings will not impact our offerings going-forward.

Scott McAllister, one of our shareholders, has filed a lawsuit against us in the 261st Judicial District Court in Travis County, Texas, on January 14, 2005, asserting that we breached an alleged oral contract, promissory estoppel, and fraud in a 2003 stock transaction.  On June 6, 2005, the lawsuit was amended by the plaintiffs to include Mr. Mark Eshelman, our current Director of Sales Development and former executive officer and board member, and Mr. Bala Vishwanath, our former Chairman, CEO and CSO, as defendants in this lawsuit.  Mr. McAllister is seeking damages of $189,000 plus attorneys fees.  Mr. McAllister claims that he is owed these sums for services allegedly performed, and promises made by us, in connection with our securities offerings.  The services allegedly performed were the introduction of Fifth Street Capital LLC to Vincera, whereby Mr. McAllister believes he is entitled to a commission for all monies raised by Fifth Street Capital LLC on behalf of us, including the Bridge Loan and the proposed initial public offering that we withdrew in July 2005.  The alleged promises made were regarding our performance and the status of fund raising in 2003.  We deny the allegations and intend to vigorously defend this lawsuit.

Michael B. Shapiro, former CEO of Vincera, Inc. (at the time the company was known as Smarte Solutions) has filed a lawsuit against us and Mr. Bala Vishwanath, our former Chairman, CEO and CSO, in the 126th Judicial District Court in Travis County, Texas on March 22, 2005 which was served on us on April 4, 2005, asserting that we breached various agreements, made representations regarding compensation that were false, and made promises regarding his compensation that were false.  Mr. Shapiro is seeking damages of the reasonable value of the stock options that were alleged to have been either refused to be granted or allowed to be exercised by us, reasonable value of the services provided to us while acting as the CEO and while acting on our advisory board (which has been estimated to be at least $400,000 by Mr. Shapiro), punitive damages, attorney’s fees, all costs of the proceedings, interest on said sums as provided by law, and such other and further relief to which Mr. Shapiro may show himself justly entitled.  We deny the allegations and intend to vigorously defend this lawsuit.

CRS, LLC (“CRS”), a Washington limited liability company, has filed a lawsuit against us in the United States District Court for the Western District of Washington in Seattle on June 14, 2005.  The suit was originally filed by CRS against Bit-Arts, LTD., a foreign company, and Bit-Arts, Inc., a Delaware corporation, alleging patent infringement of two patents by making, using, selling and/or offering for sale without authorization, products which embody one or more claims of the patents.  We were added to the amended complaint on June 14, 2005 because we were the exclusive distributor of the Bit-Arts products allegedly infringing on the two patents, and we continue to have a license to distribute the Bit-Arts products through December 31, 2005.  CRS is seeking: (A) the defendants be adjudged to have infringed the patents; (B) all parties be permanently restrained and enjoined from directly or indirectly infringing on the patents; (C) an accounting and award of damages by reason of the infringement; (D) an award of prejudgment and post judgment interest, exemplary damages and costs; (E) award of damages, punitive damages, attorney’s fees, and prejudgment interest; and (F) CRS be awarded such other relief as the Court may deem just, equitable, and proper.  Pursuant to the License Agreement between us and Bit-Arts, we intend to seek indemnification from Bit-Arts, for all or part of the damages and the expenses that we incur to defend the CRS claims. We believe the claims by CRS are without merit and intend to vigorously defend the action, but we cannot predict the final outcome of this lawsuit, nor accurately estimate the amount of time and resources that we may need to devote to defending ourselves against it. Specific damages amounts have not been specified, nor assessed at this early stage of the litigation, so the potential damages claims cannot be estimated.  Accordingly, if we were to be unsuccessful in our defense of this lawsuit, and if the CRS were to be able to establish substantial damages, we could be forced to pay an amount, currently unknown, which could have an adverse effect on our business. In addition, although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense, there can be no assurance that we will be successful on the indemnification claim or recover all or a portion of any damages assessed or expenses incurred.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Subordinated Promissory Notes

During the September 2005, we converted $531,468 of Subordinated Notes Payable into 1,476,301 shares of Common Stock.  There were no proceeds from the conversion.

Item 3.

Defaults Upon Senior Securities

On May 1, 2005, approximately $908,000.00 of our Convertible Promissory Notes Payable matured, but were not repaid by the us and were in default.  We sought and received the consent of a majority of these note holders to extend the maturity date to November 15, 2005 for all of the note holders. Also, upon the initial closing of our private placement, the principal and interest under these notes was converted into 2,769,655 shares of our common stock at the price of $0.36 per share.

From June to August 2005, approximately $2,500,000.00 of our Subordinated Notes Payable matured, but were not repaid by us and are in default.  We are seeking consents from the holders of these subordinated promissory notes to convert the principal and interest to shares of our common stock at $0.36 per share by canceling their indebtedness, although there can be no assurance that we will obtain their consent.  As of November 14, 2005 we have received consent and cancelled promissory notes from holders of approximately $1. 4 million in principal in these subordinated notes payable, and converted both the principal and interest into approximately 4,337,771 shares of our common stock.

Item 4.

Submission of Matters to a Vote of Security Holders

On September 26, 2005, we sought consent from the holders of approximately $908,000 of our Convertible Promissory Notes.  The consent was to change the maturity date from May 15, 2005 to November 15, 2005.  The terms of the notes required a simple majority in order to amend the notes, and a majority of the note holders have provided their consent to make the change.

Item 5.

Other Information

In November 2005 we had an initial closing on our private placement and received net cash proceeds in the amount of $980,562 and issued 3,027,700 shares of our common stockIn  November 2005, the Convertible Promissory Notes Payable were converted into 2,769,655 shares of Common Stock.

As of November 14, 2005 we have received consent and cancelled promissory notes from holders of approximately $1.4 million in principal in these Subordinated Notes Payable, and converted both the principal and interest into approximately 4,337,771 shares of our common stock.

As of November 14, 2005, of the $420,000 in short term promissory notes issued in June through November 2005, we have converted notes with a principal of $191,000 into 541,170 shares of our common stock at a per share price of $0.36, paid notes with a principal amount of $189,000, and one outstanding note of $40,000.

Item 6.

Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCERA, INC.

By:   /s/ David R. Malmstedt

David R. Malmstedt, President

and Chief Executive Officer (Duly Authorized Signatory and Principal Executive, Financial and Accounting Officer)

Date:  November 14, 2005