Form 10QSB/A
period 2005-09-30
Vincera, Inc.
filed 2005-11-25
CIK 1303604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

———————————

FORM 10-QSB /A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (this “Amendment”) amends the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 of Vincera, Inc. (“Vincera” or the “Company”) originally filed with the Securities and Exchange Commission on November 14, 2005. This Amendment is being filed to file the exhibits to the Form 10-QSB under the correct exhibit numbers to correct typographical errors made in the initial filing.  Except as referenced above, this Amendment does not modify or update the disclosures in the Company’s original report on Form 10-QSB filed on November 14, 2005.

Part II -- Other Information

Item 6 Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCERA, INC.

By:   /s/ David R. Malmstedt

David R. Malmstedt, President

and Chief Executive Officer (Duly Authorized Signatory and Principal Executive, Financial and Accounting Officer)

Date:  November 23, 2005

2