Form 10QSB/A
period 2005-09-30
Vincera, Inc.
filed 2005-12-29
CIK 1303604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

———————————

FORM 10-QSB/A

(Amendment No. 2 )

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

EXPLANATORY NOTE

This Amendment No.  2 on Form 10-QSB/A (this “Amendment”) amends the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 of Vincera, Inc. (“Vincera” or the “Company”) originally filed with the Securities and Exchange Commission on November 14, 2005. This Amendment is being filed in conjunction with our Form 10-SB Amendment No. 3 and the revisions made herein are made to conform this filing to the financial statements in the Form 10-SB.  Execpt as referenced above, the Amendment does not modify or update the disclosures in the Company’s original report on Form 10-QSB filed on November 14, 2005, as amended.

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

VINCERA, INC.

Balance Sheets
As of
	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,340	$907,653
Accounts receivable, net	4,872	1,518
Accounts receivable, related party	-	52,785
Other current assets	20,538	36,600
Total current assets	27,750	998,556
Property and equipment:
Computer equipment and software	77,230	56,950
Furniture and fixtures	3,500	3,500
Total property and equipment	80,730	60,450
Less accumulated depreciation and amortization	(48,979)	(33,912)
Net property and equipment	31,751	26,538
Customer relationships acquired	247,833	340,770
Software acquired	467,511	642,828
Total Assets	$774,844	$2,008,692
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$363,135	$115,617
Accounts payable, related party	890	52,785
Note payable, related party	280,876	180,876
Notes payable	220,000	-
Deferred rent payable	3,112	6,225
Deferred revenues	25,583	12,400
Accrued interest payable	491,244	245,558
Subordinated notes payable	2,095,512	2,429,850
Convertible promissory notes payable	908,216	908,216
Total liabilities	4,398,568	3,951,527
Stockholders’ deficit:
Series A convertible preferred
shares designated, 30,000,000 authorized, 9,923,062 shares issued and
Outstanding September 30, 2005 and December 31, 2004, respectively	9,923	9,923
Additional paid-in-capital – Series A Preferred	4,951,592	4,951,592
Common stock, $.001 par value, 100,000,000 shares authorized,
25,183,090 and 24,072,822 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	25,183	24,072
Additional paid-in-capital	2,215,438	1,825,959
Note receivable from shareholders for purchase of stock	(6,250)	(6,250)
Accumulated deficit	(10,819,610)	(8,748,131)
Total stockholders’ deficit	(3,623,724)	(1,942,835)
Total liabilities and stockholders' deficit	$774,844	$2,008,692
See accompanying notes to financial statements.

VINCERA, INC. Statement of Operations (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues
Royalties	$4,775	$16,127	$59,159	$34,197
Licenses	4,500	-	13,500	29,089
Services	22,875	-	120,092	4,849
Total Revenues	32,150	16,127	192,751	68,135

Expenses
Research and development	231,472	143,142	656,969	344,134
Sales, marketing, general and administrative	276,905	629,991	1,028,878	1,295,173
Depreciation and amortization	89,418	2,872	277,804	7,645

Total operating expenses	597,795	776,005	1,963,651	1,646,952

Loss from operations	(565,645)	(759,878)	(1,770,900)	(1,578,817)

Other income (expense), net	(224)	-	(112)	159
Interest expense	(149,834)	(102,611)	(300,469)	(126,609)

Net loss	$(715,703)	$(862,489)	$(2,071,481)	$(1,705,267)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.09)	$(0.17)

Weighted average common shares outstanding: Basic and fully diluted	24,205,977	17,484,045	24,462,911	9,818,663

See accompanying notes to financial statements.

VINCERA, INC.

Statements of Cash Flows
Nine Months Ended September 30,
(unaudited)
	2005	2004
Cash flows from operating activities:
Net loss	$(2,071,481)	$(1,705,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283,321	7,645
Changes in operating assets and liabilities:
Accounts receivable	(3,354)	(15,167)
Other current assets	16,062	(15,248)
Accounts receivable related party	52,785	(29,653)
Accounts payable and accrued liabilities	247,518	(126,583)
Accounts payable related party	(51,895)	29,653
Deferred Rent Payable	(3,113)	(3,112)
Deferred revenue	13,183	-
Interest payable	301,941	125,862
Net cash used in operating activities	(1,215,034)	(1,731,870)
Cash flows from investing activities:
Proceeds from exchange of common stock to acquire Vincera, Software, Inc.	-	2,276
Purchases of property and equipment	(20,280)	(8,448)
Net cash used in investing activities	(20,280)	(6,172)
Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes payable	-	877,216
Repayment of promissory notes	-	3,750
Proceeds from issuance of subordinated notes payable	-	2,429,850
Proceeds (repayments) from notes payable, related party	100,000	(175,000)
Proceeds from notes payable	230,000	-
Proceeds from issuance of common stock	-	32,706
Net cash provided by financing activities	330,000	3,168,522

Net (decrease) increase in cash and cash equivalents	(905,312)	1,430,480
Cash and cash equivalents at beginning of period	907,652	8,809
Cash and cash equivalents at end of period	$2,340	$1,439,289
Supplemental disclosure of non-cash financing activities:
Common Stock issued for Subordinated Promissory Notes payable and accrued interest	$390,590	$-
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Exchange of common stock to acquire assets
Accounts receivable acquired	$-	$2,087
Property and equipment acquired	-	11,453
Customer relationships acquired	-	371,748
Software acquired	-	701,268
Deferred revenues assumed	-	(61,900)
Notes payable, related parties assumed	-	(192,876)
Common stock issued	-	(834,056)
Cash proceeds	$-	$2,276
Common stock issued for reduction in notes payable, related parties	$-	$12,000
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

 (d)

Research and Development Costs

Financial accounting standards provide for the capitalization of certain software development costs once technological feasibility has been established and the evaluation of the recoverability of any capitalized costs on a periodic basis. The Company’s software products have historically reached technological feasibility late in the development process, and development costs incurred after

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(2)

Summary of Significant Accounting Policies (continued)

(d)

Research and Development Costs (continued)

technological feasibility and prior to product release have been insignificant to date.  Accordingly, no development costs have been capitalized to date, and all research and product development expenditures have been expensed as incurred.

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

(k)

Intangible Assets

The Company capitalizes costs related to software developed by third parties that were not acquired in a business combination.  Intangible assets are being amortized using the straight-line method over the contractual license period for licensed technology.  Intangible assets from the acquisition of customer relationships and software are being amortized using the straight-line method over three years (Note

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(2)

Summary of Significant Accounting Policies (continued)

(k)

Intangible Assets (continued)

14). In the nine months ending September 30, 2005, amortization totaled $92,937 for customer relationships and $175,317 for software acquired and none for the same period in 2004.  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

(o)

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R).  SFAS 123R eliminates the use of the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date in its income statement instead of pro forma disclosures in its financial statement footnotes.  The grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of those equity instruments. Amount other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  In addition, SFAS 123R

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(2)

Summary of Significant Accounting Policies (continued)

(o)

Recently Issued Accounting Pronouncements (continued)

amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing of cash inflow rather than as a reduction of taxes paid.  SFAS 123 as amended is effective in the first annual effective reporting period that begins after December 15, 2005 (January 1, 2006 for the Company). As of the required effective date, entities that used the fair-value-based method under the original Statement 123 will apply this revised statement using a modified version of prospective application. The Company is currently evaluating the requirements of SFAS 123R and will adopt this statement at the effective date.  Although the Company cannot estimate the exact amount at this time, the Company expects that the adoption of this statement could have a material effect on the financial statements.

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

During September the Company converted $389,121 of Subordinated Notes Payable into 1,080,893 shares of Common Stock at a conversion price of $0.36 per share.

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

VINCERA, INC.

Notes to Financial Statements

Three Months and Nine Months Ended September 30, 2005

and Year Ended December 31, 2004

(7)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each common stockholder is entitled to one vote per share of common stock owned.  During the period the Company issued 1,080,893 shares in exchange for cancellation of indebtedness on Subordinated Notes Payable of $389,121. (Note 6)

In prior periods, common stock has been issued in exchange for convertible notes payable.

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

(9)

Common Stock Option/Stock Incentive Plan (continued)

A summary of activity in common stock options for the year ended December 31, 2004 and the nine months ended September 30, 2005 are as follow, and includes options granted through the Plan and outside the Plan:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding, December 31, 2004	4,881,500	$0.001- $0.15	$0.04

Options granted	1,825,000	$0.07 - $0.36	$0.09
Options exercised	(29,375)	$0.05	$0.05
Options forfeited	(2,039,709)	$.005	$0.18

Options outstanding ,September 30, 2005	4,637,416	$0.001-$0.36	$0.06

The following is a summary of options outstanding and exercisable at September 30, 2005:

Outstanding			Vested and Outstanding
Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
4,637,416	6.1	$0.06	3,589,600	5.05	$0.06

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

As a condition of the Vincera Software, Inc. acquisition, the Company assumed notes payable to certain former officers and employees of Vincera Software, Inc. for deferred compensation totaling $192,876. Subsequent to the acquisition, the same officers and employees exercised common stock options totaling $12,000 which were offset against the notes, leaving a balance due of $180,876. The Company is currently in default on these notes.  The notes provides for a 1.5% interest rate per month as long as the notes remain unpaid.

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

Short-Term Notes Payable (continued)

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

(14)

Subsequent Events

The Company filed a Form 10-SB dated September 12, 2005, and Amendment Number 1 to Form 10-SB dated October 26, 2005.

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

Concurrent with the private placement the Company is seeking consents and waivers of approximately $2.5 million from Subordinated Promissory Note holders, $900 thousand in Convertible Promissory Notes Payable, and $400 thousand in short term promissory notes, all of which are in default, or imminent default, to convert to shares of the Company’s common stock at $0.36 per share, although there can be no assurance that the Company will obtain their consent.  If the Company is unable to receive consent from all note holders, the Company would be required to renegotiate the terms and conditions of those notes.

Failure to secure the consents and waivers or the conversion or renegotiation of the convertible notes, could have a material adverse effect on the Company’s ability to raise additional capital and could subject the Company to lawsuits or other adverse actions.

Notes Payable

In October 2005 the Company issued a note payable with a 6.375% annual interest rate in the amount of $50,000 with a maturity date of November 13, 2005, and a warrant for 38,194 shares exercisable into the Company’s common stock, with an exercise price of $0.50 and a term of 18 months.  The Company paid this note on November 4, 2005.

There is currently only one note outstanding with a principal amount of $40,000 and a maturity date of the initial close of the escrow account for the Company’s private placement, or in any event not later than November 30, 2005.  The note was issued on November 2, 2005 to an Officer of the Company to cover payroll for October 31, 2005 and carries an interest rate of 6.375% with similar terms as the short term promissory note holders.  The note also provides for a warrant for 30,560 shares of the Company’s common stock at an exercise price of $0.50 per share with an expiration date of eighteen (18) months from the date of the final closing of the Company’s private placement.

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

During August 2005, the Company issued one note for $50,000 and one note for $125,000 with annual interest rates of 60% and maturity dates of October 26th and 29th, 2005 respectively. The notes matured and the Company was granted extensions on these notes. One note holder converted $36,000 of the $50,000 principal into 100,000 shares of common stock at a per share price of $0.36 by canceling that indebtedness and then taking the balance of $19,000 of principal and interest in cash.  The other note holder was paid in cash for the principal and interest.

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

The Company does not believe that it has any liability or impairment of an asset arising from the bankruptcy proceedings of Bit-Arts in accordance with SFAS 5, paragraphs 8-11.  The Company has already written off the technology purchased from Bit-Arts during 2003.  There is one customer of the Company which may be impacted by the bankruptcy of Bit-Arts due to a product support issue that can not be resolved without Bit-Arts source code or support personnel, and the Company may lose the royalty revenues from this customer.   The royalty fees for this customer are based on the actual usage of the Company’s product in the future, and as such the Company can not estimate the impact.  However, based on the Company’s VAM solution going-forward, which does not rely on any technologies provided by Bit-Arts, we believe the impact will not be material.   The Company does not believe it has any material obligation arising to its customers as a result of the bankruptcy proceedings.

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

Summary of Financial Information

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2005	2004	2005	2004
Statements of Operations Data:
Revenues	$32,150	16,127	192,751	68,135
Total operating expenses	$597,795	776,005	1,963,651	1,646,952
Operating loss	$(565,645)	(759,878)	(1,770,900)	(1,578,817)
Net loss	$(715,703)	(862,489)	(2,071,481)	(1,705,267)
Net loss per common share	$(0.03)	(0.05)	(0.09)	(0.17)

	September 30,	As of December 31,
	2005 (unaudited)	2004
Balance Sheet Data:
Cash and cash equivalents	$2,340	907,653
Intangibles	$715,344	983,598
Total assets	$774,844	2,008,692
Short term liabilities	$4,398,568	3,951,527
Total liabilities	$4,398,568	3,951,527
Stockholders’ equity (deficit)	$(3,623,724)	(1,942,835)

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

Comparisons of the Three and Nine Months Ended September 30, 2005 and 2004

Revenues	Nine months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%
Total revenues	$192,751	$68,135	$124,616	183%
Royalties revenue	$59,159	$34,197	$24,962	73%
License revenue	$13,500	$29,089	$(15,589)	(54%)
Service revenue	$120,092	$4,849	$115,243	2,377%
	Three months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%
Total revenues	$32,150	$16,127	$16,023	99%
Royalties revenue	$4,775	$16,127	$(11,352)	(70%)
License revenue	$4,500	-	$4,500	-%
Service revenue	$22,875	-	$22,875	-%

Total Revenues.  Revenues increased to $192,751 for the nine months ended September 30, 2005 from $68,135 for the nine months ended September 30, 2004, an increase of 183%. The increase in revenues for the nine months ended September 30, 2005 reflects the acquisition of Old Vincera in 2004, which brought maintenance and support and subscription contracts for their current customers, an increase in royalties in the first quarter of 2005 following the holiday season as one customer increased the usage in their Games Division of our protection software, and the increase in professional service revenues. For the nine month period ended September 30, 2005, our two largest customers accounted for 84% of our total revenues. Revenues increased to $32,150 for the three months ended September 30, 2005 from $16,127 for the three months ended September 30, 2004, an increase of  99%. The increase in revenues for the three months ended September 30, 2005 reflects the acquisition of Old Vincera in 2004, which brought maintenance and support and subscription contracts for their Old Vincera’s customer base, and the increase in professional service revenues.

License Revenues.  The increase in license revenues for the three months ended September 30, 2005 compared to the year earlier period was due to the subscription base from the acquisition of Old Vincera .   The decrease in license revenues for the nine months ended September 30, 2005 compared to the year earlier period is due to one time, single usage fees for the period ending September 30, 2004.   We have been focused on developing our new solutions and reducing our dependencies on third party products, especially from Bit-Arts.  As a result, we have not sought new customers until our own internally developed protection technologies are ready for the market.  As we make the transition to the enterprise market, we anticipate that the license revenues will increase as we begin to enter into subscription based and perpetual licenses of our applications to a wider customer base.

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

Expenses	Nine Months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%
Research and Development	$656,969	$344,134	$312,835	91%
Sales, general and administrative	$1,028,878	$1,295,173	$(266,295)	(21%)
Depreciation and amortization	$277,804	$7,645	$270,159	3,534%
Interest expense	$300,469	$126,609	$173,860	137%
	Three Months ended September 30,		Variance 2005 vs. 2004
	2005	2004	$	%
Research and Development	$231,472	$143,142	$88,330	62%
Sales, general and administrative	$276,905	$629,991	$(353,086)	(56%)
Depreciation and amortization	$ 89,418	$2,872	$86,546	3,013%
Interest expense	$149,834	$102,611	$47,223	46%

Research and Development.  Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of the existing products, quality assurance and support activities.  Research and development expenses do not include rent or facilities cost because they were immaterial.  Research and development expense in the three and nine months ended September 30, 2004 were attributable to development of our products and enhancements to our protection technologies, both of which remain in development.  For the three and nine months ended September 30, 2005, research and development expenses were attributable to enhancements for our full product line, which are ongoing.  As a percentage of our overall expenses, research and development costs accounted for 33% and 21% for the nine month periods ended September 30, 2005 and 2004, respectively, and 39% and 18% for the three month periods ended September 30, 2005 and 2004, respectively. The increase is primarily due to additional headcount in the engineering group and consultants.  While we intend to continue to invest in research and development and expect to incur additional expenses for employees and/or consultants as we develop our VAM products and lessen our dependence on third-party royalty-bearing products, including the licensed technology from Bit-Arts, we are not able to project the nature and timing of remaining efforts for completion, estimated completion date or similar information, because our development efforts will be determined by customer requirements and availability of funds.

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

Concurrent with the private placement we are seeking consents and waivers of approximately $2.5 million in Subordinated Notes Payable holders, $900 thousand in Convertible Promissory Notes, and $400 thousand in short term promissory notes, to convert to shares of our common stock at $0.36 per share, although there can be no assurance that we will obtain their consent.  If we are unable to receive consent from all note holders, we would seek to renegotiate the terms and conditions of those notes. During September the Company converted $389,121 of Subordinated Notes Payable into 1,080,893 shares of common stock at a conversion price of $0.36 per share.

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

We have issued approximately $4.0 million in promissory notes (the “Notes”) and 9,923,062 shares of preferred stock (the “Preferred Stock,” and, together with the Notes, the “Senior Securities”).  To date, we have paid off approximately $250,000, and converted approximately $2,500,000 into 7,648,000 shares of our common stock at a per share price of $0.36 and cancelled the indebtedness.  Approximately $1.5 million of the remaining Notes are currently in default, and the holders of the Notes could sue the Company to demand repayment of the Notes, which would have a material adverse effect on our financial condition and possibly require us to seek bankruptcy court protection.  The terms of the Senior Securities may have a material adverse effect on Vincera and our financial condition and results of operations. The Preferred Stock has a liquidation preference in the amount of $4,951,592 plus accrued and unpaid dividends, and the Notes have an outstanding balance of principal and interest of approximately $1.7 million as of November 14, 2005, all of which must be paid before common stockholders would receive any funds from their investment in Vincera in the event of liquidation, including some changes of control.

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

Our customer base and a majority of our revenues are highly concentrated among a very limited number of customers and the loss of any one of these customers would have a material adverse impact on our revenues and ability to achieve profits.  Historically, we have derived the majority of our revenues from a relatively small number of customers.  Three customers accounted for 70% of our revenues in the year ended December 31, 2004 and one customer accounted for 82% of our revenues in 2003.  In the nine months ended September 30, 2005, two customers accounted for 84% of our revenues.

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

CRS, LLC ("CRS"), a Washington limited liability company, has filed a lawsuit against us in the United States District Court for the Western District of Washington in Seattle on June 14, 2005.  The suit was originally filed by CRS against Bit-Arts, LTD., a foreign company, and Bit-Arts, Inc., a Delaware corporation, alleging patent infringement of two patents by making, using, selling and/or offering for sale without authorization, products which embody one or more claims of the patents.  We were added to the amended complaint on June 14, 2005 because we were the exclusive distributor of the Bit-Arts products allegedly infringing on the two patents, and we continue to have a license to distribute the Bit-Arts products through December 31, 2005.  CRS is seeking: (A) the defendants be adjudged to have infringed the patents; (B) all parties be permanently restrained and enjoined from directly or indirectly infringing on the patents; (C) an accounting and award of damages by reason of the infringement; (D) an award of prejudgment and post judgment interest, exemplary damages and costs;(E) award of damages, punitive damages, attorney's fees, and prejudgment interest; and (F) CRS be awarded such other relief as the Court may deem just, equitable, and proper.  Pursuant to the License Agreement between us and Bit-Arts, we intend to seek indemnification from Bit-Arts, for all or part of the damages and the expenses that we incur to defend the CRS claims. We believe the claims by CRS are without merit and intend to vigorously defend the action, but we cannot predict the final outcome of this lawsuit, nor accurately estimate the amount of time and resources that we may need to devote to defending ourselves against it. Specific damages amounts have not been specified, nor assessed at this early stage of the litigation, so the potential damages claims cannot be estimated.  Accordingly, if we were to be unsuccessful in our defense of this lawsuit, and if the CRS were to be able to establish substantial damages, we could be forced to pay an amount, currently unknown, which could have an adverse effect on our business. In addition, although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense, there can be no assurance that we will be successful on the indemnification claim or recover all or a portion of any damages assessed or expenses incurred.  We have hired employees and consultants who were past employees of our competitors, and may continue to do so in the future.  As a result, one or more of our competitors could file lawsuits against us alleging the infringement of their trade secrets and other intellectual property. Although we do not believe we have infringed upon the intellectual property of our competitors, such lawsuits could divert our attention and resources from our business operations.

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

Awards under our 2002 Stock Option Plan and outside of this plan would reduce the percentage ownership interest of all stockholders.  Options to purchase 6,087,416 common shares, and warrants to purchase 4,935,178 shares were outstanding on November 14, 2005.  We anticipate that we will issue additional shares and warrants in connection with our efforts to raise additional funds.  We will grant additional options, warrants and/or shares of restricted stock in the future.  The issuance of shares upon the exercise of these options and warrants, and restricted stock grants may result in dilution to our stockholders.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Subordinated Promissory Notes

During the September 2005, we converted $389,121 of Subordinated Notes Payable into 1,080,893 shares of Common Stock.  There were no proceeds from the conversion.

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

From June to August 2005, approximately $2,500,000.00 of our Subordinated Notes Payable matured, but were not repaid by us and are in default.  We are seeking consents from the holders of these subordinated promissory notes to convert the principal and interest to shares of our common stock at $0.36 per share by canceling their indebtedness, although there can be no assurance that we will obtain their consent.  As of November 14, 2005 we have received consent and cancelled promissory notes from holders of approximately $1. 4 million in principal in these subordinated notes payable, and converted both the principal and interest into approximately 4,337,771 shares of our common stock.  One note holder with a principal amount of $100,000 has requested repayment of the note.  We have paid approximately $56,000 to the holder, and will repay the remaining balance of principal and interest on the next close of escrow in the private placement.

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

Item 5.

Other Information

In November 2005 we had an initial closing on our private placement and received net cash proceeds in the amount of $980,562 and issued 3,027,700 shares of our common stock.  In November 2005, the Convertible Promissory Notes Payable were converted into 2,769,655 shares of Common Stock.

As of November 14, 2005 we have received consent and cancelled promissory notes from holders of approximately $1.4 million in principal in these Subordinated Notes Payable, and converted both the principal and interest into approximately 4,337,771 shares of our common stock.

As of November 14, 2005, of the $420,000 in short term promissory notes issued in June through November 2005, we have converted notes with a principal of $191,000 into 541,170 shares of our common stock at a per share price of $0.36, paid notes with a principal amount of $189,000, and we have one outstanding note of $40,000.

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

Date:   December 28, 2005