Form 10KSB
period 2005-12-31
Vincera, Inc.
filed 2006-04-17
CIK 1303604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

———————————

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 000-51522

———————————

Vincera, Inc.

(Name of small business issuer in its charter)

———————————

Delaware	74-2912383
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
611 South Congress Avenue, Suite 350 Austin, TX	78704
(Address of principal executive offices)	(Zip Code)

———————————

512-443-8749

 (Issuer’s telephone number)
———————————

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Act:

Title of class
Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

YES ☑ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State issuer’s revenues for the year ended December 31, 2005: $331,729.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the last price at which shares were sold by the registrant of $0.36 on March 31, 2006, was $13,511,590.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, Common Stock, $.001 par value, 47,239,257 shares outstanding as of March 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE     None.

Transitional Small Business Format (check one): Yes ☐ No ☑

TABLE OF CONTENTS

PART I

1

ITEM 1.

DESCRIPTION OF BUSINESS

1

ITEM 2.

DESCRIPTION OF PROPERTY

22

ITEM 3.

LEGAL PROCEEDINGS

22

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

24

PART II

24

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

24

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

26

ITEM 7.

FINANCIAL STATEMENTS

38

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

60

ITEM 8A.

CONTROLS AND PROCEDURES

60

ITEM 8B.

OTHER INFORMATION

60

PART III

61

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

61

ITEM 10.

EXECUTIVE COMPENSATION

63

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

67

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

70

ITEM 13.

INDEX TO EXHIBITS.

71

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

74

THIS REPORT CONTAINS FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS REPORT (INCLUDING UNDER “RISK FACTORS”), INCLUDING WITHOUT LIMITATION OUR ABILITY TO SECURE ADDITIONAL FUNDING, SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY, DEVELOP AND MAINTAIN STRATEGIC PARTNERSHIPS OR ALLIANCES, INCREASE OUR CUSTOMER BASE, FURTHER DEVELOP OUR TECHNOLOGY, RESPOND TO COMPETITIVE DEVELOPMENTS, OR COMPLY WITH GOVERNMENT REGULATIONS. ANY FORWARD-LOOKING STATEMENT THAT WE MAKE IS INTENDED TO SPEAK ONLY AS OF THE DATE ON WHICH WE MADE THE STATEMENT. WE WILL NOT UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE ON WHICH THE STATEMENT IS MADE. THESE RISKS AND UNCERTAINTIES, AMONG OTHERS, MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT OR PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME.

PART I

Item 1.

Description of Business

Vincera, Inc. makes and markets software.  We were founded in 1999 as MoveMoney.com, Inc., a Texas corporation, to develop Internet-based authentication and payment products.  We were reincorporated in Delaware in 2000, as MoveMoney, Inc.  We made the strategic decision in early 2001 to refine our product offering to focus on piracy management products, which enable our customers to protect their online information, such as reports, electronic files, and software products that can be downloaded from the Internet, from unauthorized access and duplication, and, at that time, we changed our name to Smarte Solutions, Inc.

In August 2004, we acquired Vincera Software, Inc. and changed our name to Vincera, Inc.  We acquired all of the outstanding securities of Vincera Software, Inc. in exchange for the issuance of 16,681,122 shares of our common stock to the shareholders of Vincera Software, Inc. in an arms length transaction.  As a result of the acquisition, we acquired all of the assets and liabilities of Vincera Software, Inc.  The business of Vincera Software, Inc. consisted of the development and marketing of software products that provide the ability to monitor and capture information regarding the online activities of our customers’ end users and provide analysis and reporting of that information.  Vincera Software, Inc. was formed in November 1999.

Our executive offices are located at 611 South Congress Avenue, Suite 350, Austin, Texas 78704.  Our telephone number is (512) 443-8749.  Our web site address is www.vincera.com.  The information on our web site is not part of this Annual Report.

All references in this Annual Report to the “Company,” “Vincera,” “we,” “us” and “our” are intended to mean Vincera, Inc. and its subsidiary, Vincera Software, Inc.  References to “Old Vincera” are to Vincera Software, Inc. which we acquired in August 2004.

Vincera® is a registered trademark of Vincera.  Other trademarks used herein are the property of their respective owners.

We license our software to companies that provide online access to their proprietary information for a fee.  Typically, the fee is in the form of a subscription that a user or a company will purchase for the rights to access and use the proprietary information.  Companies that provide their proprietary information online typically do so through the following methods:

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

The companies that provide their proprietary information online span the major market segments of financial, insurance, healthcare, and government.  Although our products can be used by this broad group of companies, we have focused our initial efforts on companies where their primary business is publishing and providing their proprietary information online, through the Internet, on a subscription basis.  Companies that make up this segment include publishers of financial information, publishers of reports from analysts on key trends and market segments, and publishers of software products that are offered as an Internet-based service, which means that their customers can use their software products through the Internet without having to download any software.

By using our software product, Vincera Activity Manager™, publishers and providers of online information can monitor, capture, analyze, and report upon the activity of their users, or subscribers, such as when their subscribers are accessing and/or downloading our customers’ online information from the Internet.  Our products also protect and secure our customers’ online information from unauthorized use by managing the access and distribution by subscribers of our customers’ online information.

We compete in the Business Activity Management (BAM) market, which is a recognized and defined market segment.  BAM is described as the union of two established and mature sectors in the software industry, business intelligence, and business process management.  Business intelligence, or BI, software products allow businesses to monitor, analyze, and report on their data to reveal the trends and insights needed to make better business decisions.  Business process management, or BPM, software products enable the automation and coordination of the many tasks and resources, such as people, time and electronic information, that makes up a business process, such as customer retention and order processing.  Products generally available in the BAM market are designed to:

•

monitor user activity regarding the access and download of a company’s online information, electronic files and software;

•

capture user related data associated with that activity, such as who the user is, what online information is being viewed or downloaded, and where the online information is being downloaded to;

•

provide analysis of the captured user related data; and

•

generate reports that are most frequently associated with marketing, sales, and product management functions.

We have focused our initial efforts on companies where their primary business is publishing and providing their proprietary information online, through the Internet, on a subscription basis that can be used through the Internet or downloaded to a subscriber’s computer.  Companies that make up this segment include publishers of financial information, providers of information which contains personally identifiable information (such as Consumer Reporting Agencies), publishers of reports from analysts on key trends and market segments, and publishers of software products that are offered as an Internet-based service, which means that their customers can use their software products through the Internet without having to download any software.  We believe these organizations represent the best opportunity for our software to add value.

Our software is designed to enable publishers and providers of online information to increase profit by improving their customer-facing business processes through enhanced knowledge of their subscriber, or user, activities. The customer-facing business processes we typically focus on for improvement are:

•

customer retention management – making sure that the maximum number of our customers’ subscribers renew their subscriptions;

•

customer upgrade management – making sure that each of our customers’ subscribers has the highest level of subscription appropriate for them; and

•

license compliance management – making sure that our customers’ subscribers are staying within the terms of use as agreed to in their contractual licenses, and corporate and legislative policies.

Using our software our customers can monitor, capture, analyze, report, protect, and manage the fundamental ways in which their subscribers interact with and use their online information.

Our Solution: Vincera’s Activity Manager software solution, or VAM, improves our customers’ business processes by providing information about and management of the activities of their subscribers, or users, such as the Internet-based online services that are used, the information that is viewed on their Web sites, and their reports, electronic files, or software that are downloaded.  By using this information in their business processes, our customers can identify and proactively work with their subscribers that represent the highest value opportunity.  The business processes we typically focus on for improvement are:

•

customer retention management – making sure that the maximum number of our customers’ subscribers renew their subscriptions;

•

customer upgrade management – making sure that each of our customers’ subscribers has the highest level of subscription appropriate for them; and

•

license compliance management – making sure that our customers’ subscribers are staying within the terms of use as agreed to in their contractual licenses, and corporate and legislative policies.

We enable our customers to:

•

monitor subscriber, or user, activity regarding the access and download of a company’s online information;

•

capture subscriber related data associated with that activity, such as who the user is, what data is being downloaded, and where is the data being downloaded to;

•

provide analysis of the captured subscriber related data; and

•

generate reports that are most frequently associated with marketing, sales, and product management functions.

These functions are then augmented by our ability to control access to our customers’ online information to ensure acceptable use by their subscribers, based on license agreements that our customers have entered into with their subscribers.

Target Customers:  Our VAM software companies where their primary business is publishing and providing their proprietary information online, through the Internet, on a subscription basis that can be used through the Internet or downloaded to a subscriber’s computer.  Companies that make up this segment include publishers of financial information, providers of information which contains personally identifiable information (such as Consumer Reporting Agencies), publishers of reports from analysts on key trends and market segments, and publishers of software products that are offered as an Internet-based service, which means that their customers can use their software products through the Internet without having to download any software.

Business Benefits:  Our VAM software enables publishers and providers of online information to understand how their services and products are used by their subscribers.  Our customers can use this understanding to improve their customer management business processes, such as through their customer upgrade management, customer retention management, and license compliance management.  Each of these three business processes are discussed in more detail below.  With information generated by our products, our customers can increase the number of subscriptions, increase the average selling price of subscriptions, and increase the rate of subscribers who renew their subscriptions.

Business Benefit – Improve Customer Upgrades: By monitoring subscriber activity regarding the access and download of our customers’ online information, then capturing subscriber-related data associated with that activity,  providing analysis of subscriber activity data, and then generating reports related to our customers’ marketing, sales, and product management functions, our VAM software enables our customers to focus the efforts of their sales team on upgrading those subscribers who have demonstrated a want or need for more online services than they have currently purchased to higher levels of service.  By using this information to focus on and successfully upgrade subscribers with demonstrated want and need, our customers’ sales teams can increase the average price per subscriber and reduce the overall cost of sales.

Example 1: Our customer’s subscriber may have purchased an “entry level,” or basic, subscription, but the subscriber has made repeated attempts to access online information or services not available within their basic subscription level -- these services may be available only with a “premium,” or higher level, subscription which typically is more expensive.  By attempting to access more online information and services than what their license entitles them to, the subscriber may have demonstrated that they may want additional online information and services.  VAM monitors, captures, and analyzes the subscriber’s failed attempts and provides the information, via reports, to our customers’ sales and marketing teams proactively or when requested.  With this information, our customers’ sales and marketing teams can focus their resources on subscribers who have demonstrated potential to upgrade their subscription level.  Additionally, VAM provides the sales and marketing teams with factual activity-based information to assist their subscribers in cost justifying the costs for an upgrade to a higher, or “premium,” subscription level.

Example 2: A subscriber may have purchased licenses to allow a maximum of five users to use a subscription service for online information and services, but the service is actually being used by twenty-five users.  This kind of situation often occurs as a result of additional people within the subscriber’s company seeing value in the purchased online information and services.  In this scenario the subscriber company violates the terms of their subscriber license by password sharing or unauthorized copies of software.  Our VAM software (1) monitors and captures the usage information for all of the actual users of the subscriber using the service, (2) analyzes the information collected, and (3) uses our analytical capabilities to calculate the actual number of users for whom the subscriber should have licenses.  VAM generates a targeted list of the subscribers who should purchase additional licenses based on their usage, prioritizes the list based on the revenue opportunity per subscriber, and makes this list available as a report to our customers’ sales and marketing teams as prioritized upgrade opportunities in our customers’ subscriber upgrade business process.

Business Benefit – Improve Customer Retention: Managing customer retention is a key business process for all companies that offer online information and services subscriptions.  It is especially important to these companies that their subscribers are continuously retained beyond their first renewal period.  We believe that subscribers who renew their subscriptions beyond the first period are most likely to renew for additional periods.  By monitoring, capturing, analyzing, and reporting subscriber activities, VAM enables our customers to increase the renewal rates of their subscribers.  VAM does this by using analytical techniques we have developed to identify and profile which subscribers are most likely to renew and not to renew their subscriptions and proactively enable our customers to organize their retention management resources on each profile of subscribers.  By providing information about which subscribers are at the greatest risk of not renewing, we help our customers improve their business processes related to customer retention management.  As described in Example 2 below, VAM also assists in increasing subscription renewal rates by directly providing our customers with subscriber information regarding the value the subscriber company has realized from their subscription.

Example 1 – Preventing non-renewal of subscribers through advanced notice of risk:  Subscribers who do not actively use the online information and services they have subscribed to are less likely to perceive value in their purchase than subscribers who do actively use the services.  Therefore, these subscribers who do not use the services are less likely to renew their subscription at the end of the subscription period.  For example, if a subscriber purchases a subscription for fifty users, but only five of those users actively use the online information and services, the subscriber may not feel that a renewal of the service subscription is justified.  In another example, a subscriber who has purchased a subscription to a premium level subscription but only uses online information and services associated with an entry level subscription also may not feel justified renewing the premium subscription.  VAM monitors and captures the activities of each user and proactively alerts our customer about the situation -- enabling their sales team to focus on subscribers that fall into these situations and take measures before it is too late to help ensure renewal.  In this way, VAM helps our customers improve their business process for customer retention management.  By receiving advanced notice of their subscribers who are at risk of non-renewal, our customers may provide their “at risk” subscribers with additional information about the online information and services they have purchased or additional training to the users to stimulate the awareness and use of the service.  By identifying “at risk” subscribers early in their subscription cycle, VAM enables our customers to help these subscribers realize more value from their subscription and increase the likelihood that the subscriber will renew their subscription.

Example 2 – Preventing non-renewal through reporting of usage directly to the subscriber: Even though a subscriber has many active users of online information and services, key decision makers responsible for renewal of the subscription may not be aware of the value of the service to the subscriber.  It is common that the individual responsible for the renewal of the service is not actually a user of the service, and therefore may not understand the true value that the service provides to their users.  With budgets being inspected for ways in which money can be saved, key decision makers are reviewing every expenditure with questions such as: “Have we actually used this online information and service?”; “Are we getting any value from this online information and service?”; and “Should I really spend this money on this subscription again?”  VAM enables our customers to provide their subscribers with usage statements that quantify the amount, frequency, and quality of use of the online information and services by every user of that subscriber.  With factual activity-based information in the hands of the key decision makers, subscribers can cost justify that the service is of value.  In this way, again, VAM increases the rate of renewals for our customers.

Business Benefit – Increase Sales Opportunities due to Identification of Unlicensed Use:  VAM can increase sales opportunities for our customers based on unlicensed use of their subscription services by providing them with the ability to manage subscriber access to their online information and services.  VAM can be used by our customers to identify sales opportunities by reducing unauthorized use and reducing the abuse of evaluation, or free trial, programs by providing our customers with the ability to manage their subscribers’ access to our customers’ online information and services.  VAM manages when, where, and how often subscribers have access our customers’ online information and services.  Furthermore, VAM is designed to protect our customers’ valuable intellectual property - online information - by ensuring that the use of this intellectual property is authorized and is in compliance with the license policies established by our customers.

There is an ongoing escalation in the number and type of software applications and the business uses of the Internet.  We believe this escalation has encouraged companies to customize their licensing models to accommodate an ever-growing number of usage arrangements.  These licensing models can include limited subscriber access to named users, one or multiple computers, and a specific location for use or unlimited use for an entire company.  We believe this evolution will create opportunities for our products as our customers look for ways to capitalize on each licensing and usage arrangement.

How licensed use is managed today: We believe that today most companies accommodate licensing through manual, inflexible, and labor-intensive means such as modifications to their online information, or through written contractual arrangements that are difficult to enforce.  Companies have to modify their online information to integrate with a third party license management product which is not desirable because modifications to their online information introduce the risk for errors that can be very costly and time consuming to repair.  Alternatively, companies can generate online information that works only with proprietary viewers (examples include non-standard Web browsers and Portable Document Format, or PDF, readers), creating more responsibility for their customers to obtain the viewer before they can use the online information.  Also, if the proprietary viewer is not free, then either the provider of the online information or their customers have to purchase the viewer, making it more expensive to distribute online information over the Internet to a large customer base.

How we manage licensed use: VAM can provide our customers with different methods to accommodate their subscribers’ licensing requirements without requiring modifications to their online information.  VAM manages when, where, and how often subscription users can have access to our customers’ online information.  VAM allows our customers to selectively apply licensing restrictions to their subscribers that have actually demonstrated a lack of compliance with license policies.  This is based on information our product has monitored and captured about the subscribers’ activities and the analysis of whether these activities are in accordance with license policies.  Online information that is protected by our product continues to work in its native format, meaning that users continue to have the same process and tools to do their job and are not required to have any proprietary viewers to work with the online information and services.  Additionally, online information that has been protected by our product does not require software code modifications to integrate with our license management capabilities, which reduces the risk and the effort that our customers typically face when implementing a third party license management solution.

Benefits Summarized: VAM enhances our customers’ customer retention and upgrade management processes by providing detailed information related to their subscribers and how these subscribers use their online products and services while enforcing that authorized users will have access to online information and services.  The information we monitor, capture and analyze is a business tool our customers can use in their customer management processes to maximize revenues, reduce their costs, and increase customer satisfaction.

Competitive Differentiation: We believe we must differentiate ourselves from competitors by providing an offering that not only enhances revenues and performance for our customers, but also provides protection, usage monitoring, analysis, and reporting across a wide variety of sources.

Our products offer to our customers the ability to:

•

consistently monitor, capture, analyze, report and manage subscriber activities with the online information that our customers already produce;

•

provide our monitor, capture, analysis, reporting, and management capabilities while minimizing any modifications to our customers’ online information;

•

analyze data about subscriber activities and create  information that can be used to improve our customers’ business processes such as: customer retention management; customer upgrade management; and license compliance management;

•

ensure that our customers’ various departments, such as Sales, Finance, Marketing and Products have a single, consistent view of their subscribers’ value and needs;

•

identify and analyze behaviors of subscribers which can be predictive of their future activity;

•

identify and analyze behaviors of subscribers that are in compliance or out of compliance with licensing policies they have agreed to;  and

•

analyze and profile subscribers’ activities for specific revenue-generating opportunities.

A key element of our VAM solution is that we capture individual subscriber information, which may contain subscribers' personally identifiable information (such as name, address, and government issued identifications, as examples) of our customers.  Vincera uses a unique process for capturing this information and does not use any “spyware” to accomplish this.  Privacy is very important to our customers, their subscribers, and Vincera, especially as it pertains to personally identifiable information (or “PII”).  We address privacy as it pertains to the capture, storage, and usage of the PII, and work in partnership with our customers to ensure adherence to the privacy policies of our customers, their subscribers' requirements, and the compliance with United States and European Union laws and regulations for inclusion or exclusion of collection of PII.  Privacy consists of several classes of rules around:

•

what personally identifiable information can be collected about subscribers;

•

who will have access to subscribers’ personally identifiable information; and

•

what will be done with the subscribers’ personally identifiable information.

Vincera's Activity Manager (VAM) solution enables our customers to address these needs on all three fronts.  The VAM solution enables our customers to customize what subscriber information is collected and supports both an inclusion, or “opt-in,” and an exclusion, or “opt-out,” mechanism for compliance with United States and European Union laws and regulations.  We also work with our customers to assist them in ensuring proper disclosures are made to their subscribers as to what information will be collected and how it will be used, allowing their subscribers to either opt-in or opt-out of this process.  Through this method, our customers’ can collect and analyze individual subscriber information which enables them to effectively manage and optimize the subscriber.

VAM can ensure that personally identifiable information collected for subscribers is used in accordance with predefined, well articulated policies.  VAM provides this capability through our models for business process improvement, with guidance about what subscriber information is collected, how that subscriber information is to be used to maximize service level to the subscriber, and whom within the organization can access and act on the subscriber information.

In addition, our customers can integrate the information we collect and analyze about subscriber activities in other corporate applications.  Customer Relationship Management, or CRM, and business intelligence, or BI, solutions are two examples of corporate applications that can use our VAM information to further enhance our customers’ ability to respond to changing business trends.

Strategy

Our mission is to enable our customers to have the most effective customer management processes to maximize profitability by understanding their subscribers’ needs and providing services to meet these needs.  Our approach to developing product offerings to support our mission has been, and will likely continue to be, a joint effort between subject matter experts from targeted customers and industries and our key technology personnel.  We believe that our solution is applicable across the major markets of finance, insurance, healthcare, and government, and we will continue to build our solutions to meet the specific business processing needs of these markets.  As we grow, we must continue to build our support and services capability, as customer satisfaction is a primary value of our company and we believe a key element in our overall success.

We are refining our offerings to include products targeted at large enterprises, such as the Fortune 5000, as well as products focused on specific uses in small-to-medium businesses.  We anticipate that the shift to business activity management offerings from individual products will allow us to focus on markets that offer growth opportunities.  We have decided to concentrate our efforts in North America, and we intend to expand to Europe and other parts of the world as we develop sales and marketing alliances in those areas.

Products

Our Vincera Activity Manager software, or VAM, is focused on companies where their primary business is publishing and providing their proprietary information online, through the Internet, on a subscription basis that can be used through the Internet or downloaded to a subscriber’s computer.  Companies that make up this segment include publishers of financial information, providers of information which contains personally identifiable information (such as Consumer Reporting Agencies), publishers of reports from analysts on key trends and market segments, and publishers of software products that are offered as an Internet-based service, which means that their customers can use their software products through the Internet without having to download any software.  We enable these publishers and providers of online information to understand how their online information and services are used by their subscribers.  This understanding will allow our customers to improve their customer management processes, such as customer upgrade management, customer retention management and license compliance management.  Our products generate information that our customers can use to increase the number of subscriptions, increase the average selling price of subscriptions and increase the rate at which subscribers renew their subscriptions.

Our VAM products are built upon our own existing technologies, technologies we acquired from Old Vincera (in August 2004), third-party technologies, and open-source technologies.

Vincera Activity Manager: We specifically target our VAM products at companies that provide their online information and services through the Internet as a fee-based subscription service.  VAM is comprised of a number of software products such as: VAM Retention; VAM Upgrade; VAM Compliance; VAM Protect; and the foundation product VAM Framework.  These products are described below.

•

VAM Framework – VAM Framework serves as the foundation for all of the products that we market to our customers and is included with those products.  VAM Framework consists of a number of software components that are installed into our customers’ data centers or computer networks.  VAM Framework includes components that:

•

monitor and capture information on our customers’ Web sites;

•

monitor and capture information about the use of online information and services;

•

process the information that is captured;

•

store information that is captured;

•

analyze the information that is captured; and

•

manage license policies that determine user access to the online information.

Technology consideration – minimize installation overhead: VAM Framework has been designed to minimize the amount of time and technical resources our customers need to install our products.  Our approach is to minimize any changes to our customers’ existing technology infrastructure, such as the Web sites, databases and their servers that run computer software programs.

Technology consideration – minimize impact to existing applications: VAM Framework also has been designed to minimize the risk associated with the use of our products.  We have designed our products to provide their capabilities without having to make modifications to our customers’ online information.

Technology consideration – maximize solution scalability: VAM Framework has been designed to support monitoring, capturing, and processing of very high volumes of activities that we expect our largest customers to have.  We have designed our software to ensure that it can be used by large numbers of users within our customers.

•

VAM Retention – VAM Retention helps our customers who offer subscription-based online information and services maximize the number of their customers that renew their subscriptions each subscription period.  VAM Retention analyzes subscribers’ activities, monitored and captured by VAM Framework, to look for patterns of use, which may represent a high likelihood that a subscriber may not renew their subscription.  Examples of such patterns of use include subscribers that have purchased premium online information and services with their subscription but do not use these premium online information and services.  Another example is subscribers who have purchased many user licenses but only have a small number of their users that actually use the subscription.

We have invested in the development of analytical techniques that analyze these usage patterns of our customers’ subscribers and predict the likelihood of non-renewal, or “at-risk” subscribers, early in their subscription cycle.  VAM Retention provides this information to our customers to improve their ability to manage these “at-risk” subscribers.  By proactively helping to ensure that the needs of subscribers that have been determined to be “at-risk” are properly addressed -- such as additional training or information on the benefits of premium level services -- our customers can achieve improvements in their subscription renewal rates.  Moreover, we have identified that in the online information publishing market, subscribers that renew during their initial subscription period tend to have much higher renewal rates in subsequent periods.  Therefore by helping our customers increase the rate of renewals for their new customers, VAM Retention can help them realize recurring revenue from these subscribers in subsequent subscription renewal periods.

•

VAM Upgrade – VAM Upgrade enables our customers to identify their subscribers who have needs for additional online information and services and helps them successfully “upgrade” their subscribers to the appropriate premium subscription.  VAM Upgrade analyzes subscriber activities, monitored and captured by VAM Framework, to evaluate their activities and their use of free or evaluation online information or “basic” subscriptions.  VAM Upgrade analyzes patterns of use by subscribers to identify our customers’ most promising prospects for upgrades and evaluates the appropriate products from our customers to address their subscribers’ needs.

One example of such patterns of use consists of subscribers that have purchased basic subscriptions where their internal users repeatedly try to access features and online information only available to premium subscriptions.  VAM Upgrade identifies these subscribers’ attempts, identifies the premium subscription level for the features and online information and services for which their subscribers may have demonstrated a need, creates a targeted list of subscribers that have shown this type of activity, and makes this list available to our customers’ sales team as focused upgrade opportunities in their customer management processes for upgrades.

Another example of a pattern of use that indicates a subscriber needs more licenses than they have purchased consists of using our software to identify the actual number of users that our customers’ subscribers have compared to the number of users they have currently licensed.  VAM Upgrade identifies their subscribers who are about to exceed their licensed number of users and creates a list of their subscribers who have displayed this type of activity.  This targeted list is then made available to our customers’ sales teams as focused upgrade opportunities in their customers’ upgrade processes.  The sales team is then able to proactively contact their subscribers and give them an opportunity to upgrade the number of users they have purchased licenses for before their subscriber becomes out of compliance with their license arrangements.

•

VAM Compliance – VAM Compliance enables our customers to monitor which of their subscribers are in violation of their license policies based on unauthorized use of our customers’ online information.  VAM Compliance analyzes the activities of our customers’ subscribers to identify their subscribers who are abusing their license by: (a) sharing their logins and passwords; (b) distributing online information beyond their contractual limitations; and (c) installing software beyond their contractual limitations.  VAM Compliance quantifies the amount of abuse and calculates the potential license revenues owed, which can then be used within our customers’ compliance process to ensure their customers are paying for all services used.  VAM Compliance also provides detailed usage-based compliance audit reports to substantiate the claims of abuse.

•

VAM Protect – VAM Protect manages whether a subscriber’s activity with online information is allowed to proceed.  VAM Protect provides a variety of ways to protect and limit subscriber access to and activities with online information, including: (a) two-factor user authentication, which provides the ability to have two levels of identity verification where the first factor is a required user login and password  and the second factor is an unique identifier related to a subscriber’s computer or other device; (b) watermarking, which inserts the identity of the subscriber into the specific online information being downloaded; and (c) electronic license management, which allows our customers to establish the who, what, when and number of users that are able to access or use their online information and services.

VAM Protect is flexible in that it enables our customers to control the access of their subscribers’ users to individual items of online information.  Our customers can use the information provided by VAM Compliance about which of their subscribers are actually using online information and services in an unauthorized or non-compliant manner to selectively limit the activities of only those subscribers.  Our customers also have the ability to “lock out” or refuse permission to access online information in which there is identified abuse.  In this way, VAM Protect helps our customers ensure that only subscribers who are in violation of license policies have to deal with the limitations to their access.

Our initial focus is on companies with a primary business focus of publishing and providing their proprietary information online, through the Internet, on a subscription basis that can be used through the Internet or downloaded to a subscriber’s computer.  Companies that make up this segment include publishers of financial information, providers of information which contains personally identifiable information (such as Consumer Reporting Agencies), publishers of reports from analysts on key trends and market segments, and publishers of software products that are offered as an Internet-based service, which means that their customers can use their software products through the Internet without having to download any software.

We believe that our solution is applicable across the major markets of finance, insurance, healthcare, and government, and we intend to continue to build our solutions to meet the specific business processing needs of these markets.

We sell our products through flexible licensing, such as a subscription-based model and a one-time license fee with annual maintenance and support (which provides for enhancements to the product and customer support).

Customers

We market our products to large enterprises, such as the Fortune 5000, and small-to-medium businesses that are publishers and providers of online information.  Targeted markets include online information subscription services, background screeners, financial services, PC game software, educational applications, packaged software for consumers, and enterprise software. A significant portion of our revenues to date have been from three companies: Hoover’s, Inc.; Lincoln Financial Group; and Microsoft Corporation (“Microsoft”).  For 2004, Hoover’s, Inc. accounted for approximately $145,000, Lincoln Financial Group accounted for approximately $32,000, and Microsoft accounted for approximately $39,000.  For the year ended December 31, 2005, Hoover’s, Inc. accounted for approximately $180,182, Microsoft accounted for $104,155, and Lincoln Financial Group accounted for approximately $14,000.  Outside of the Unites States of America, we have sold our products to customers in more than fifteen countries, primarily in Japan, which accounted for approximately $30,000 of revenue for 2004 and $2,000 for 2005.  The other countries in which we have sold our software include the United Kingdom, Finland, Switzerland, Italy, Australia, Poland, Netherlands, Denmark, India, Malaysia, Canada, Sweden, Germany, and Spain.

Sales and Marketing

We market our VAM products directly to large enterprise customers, such as the Fortune 5000, and small-to-medium businesses who are publishers and providers of online information and services.  Although applicable to many industries, our initial focus is on subscription based services, background screeners, financial market segments, gaming, entertainment, and online education companies.  We believe these segments have the greatest need and are most likely to allocate budget dollars towards acquiring our solutions.

Our primary sales strategy is to:

•

Sell direct to organizations in our targeted markets;

•

Develop value-added resellers, which are companies that resell our products as stand-alone products and with other complementary products to their client base;

•

Develop Application Service Providers, or ASP’s, which are companies that would include our products as well as their own products and other companies products to their customers through a for fee service whereby the customers utilize these products which are hosted on the ASP’s site; and

•

Build strong relationships with software vendors to establish an Original Equipment Manufacturer, or OEM, channel, in which these software vendors would embed our products within their own solutions.

We supplement our direct sales efforts with value-added reseller and service relationships.  We are currently focused on pursuing opportunities with enterprise and small-to-medium business partners for our subscription services and financial services offerings.  We also believe our products are complementary to a number of software vendors who provide enterprise application solutions in a number of key markets.  We will seek to pursue OEM relationships with providers in our focused market segments.

Research and Development

Our development facility is located in our corporate headquarters, which is located in Austin, Texas.  Our research and development efforts include expenditures for new products, new applications, new features, or enhancements for existing products or applications and sustaining engineering activities.  Our research and development expenses were $634,289 during 2004 and for the year ended December 31, 2005, our research and development expenses were $854,475.  These expenses include both direct expenses incurred by us for research and development as well as fee-based consulting services that add functionality to our products.  As part of our fee-based consulting services, we obtain the joint rights to market the technologies we develop.

Proprietary Rights

Our continued success is dependent in part upon our proprietary technologies.  To protect our proprietary technologies, we rely on a combination of technical innovation, trade secret, copyright and trademark laws, non-disclosure agreements and, to a lesser extent, patent applications, each of which affords only limited protection.  In addition, the laws of some foreign countries do not protect our proprietary rights in the products to the same extent as do the laws of the U.S.  We have several patent applications pending, though we cannot assure you that these patents will be granted.  Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our proprietary technologies and information without authorization.

In addition to open-source technologies, we also rely upon some technologies that we license from third party vendors, including software that is integrated with our internally developed software and used in our products to perform key functions.  We had a licensing arrangement with Bit-Arts, Ltd. (“Bit-Arts”), based in the United Kingdom, a developer of software security solutions.  We licensed technology that provides for intellectual property protection and electronic license management.  This technology allows Vincera to provide products that can manage access to and protect intellectual property.  Historically, this was the majority of Vincera’s business. Our business arrangement was that Vincera pays a royalty fee for every product sold that contains the Bit-Arts technology.  In addition, Vincera provides first level support for the products sold.  In return, Bit-Arts provided the development of the technologies and support of Vincera for any technical customer support issues.  The original term of the agreement was five years, terminating on October 31, 2007.

We were notified by Bit-Arts that it believed we were in default of this agreement and demanded that we cease incorporating their technology effective January 6, 2005.  We believed that we had not breached the agreement and filed a lawsuit in the Supreme Court of New York, County of New York on January 4, 2005 seeking a declaratory judgment that we had not breached the license agreement between Bit-Arts and us, seeking temporary and permanent injunctive relief and seeking damages resulting from Bit-Arts breaches of the agreement and tortious interference with our customers.  The impact to us if we were unable to successfully resolve this matter is that we will not be able to maintain the current customer base that has a recurring revenue stream, nor would we be able to sell new licenses for any of our products that embed the Bit-Arts technology.  Historically this was a majority of our revenues.  In addition, we may not be able to sell our complete product line, or achieve the average selling price we desire.  Further, this may permit competitors to develop competing products while we are developing and/or acquiring licensing rights to alternative technology.

We obtained a temporary restraining order on January 5, 2005, with a hearing set for February 10, 2005 to provide for a temporary injunction.  Bit-Arts removed the case to the United States District Court for the Southern District of New York.  On February 10, 2005, we and Bit-Arts stipulated to the United States District Court, Southern District of New York, that the Action was settled pursuant to a Settlement and Amendment Agreement by and between the parties, and the case was dismissed with prejudice.  The Settlement Agreement released all claims of breach against both parties.  This allowed us to continue to sell and support its products that contain the Bit-Arts technology until December 31, 2005.  After December 31, 2005, Bit-Arts was contractually obligated to service and support our customers who may be currently under a support contract, and we would continue to receive seventy percent (70%) of all revenues generated from Microsoft’s usage of our products that are currently installed for the first six months of 2006, and then after June 30, 2006 until such time as Microsoft discontinues usage of our products, we would receive fifty percent (50%) of all revenues generated from Microsoft’s usage of our products.  After December 31, 2005 we removed all Bit-Arts technology from our products and offerings, and are not entitled to any other revenues, with the exception of Microsoft, from the Bit-Arts technologies that we had licensed.  We have developed our own technologies for protecting our customers’ IP that is distributed in electronic format through Portable Format Documents, or PDF’s.  Our VAM solution does not rely on any technologies provided by Bit-Arts, so going-forward this settlement will not impact our offerings.  In addition, the following occurred: (1) Bit-Arts provided us with a modified version of its technology that provides the full level of protection required by one of our major customers; (2) Bit-Arts would not receive any payment of royalties for any royalty-bearing product sold by us until a current outstanding receivable from Bit-Arts to us in the amount of $56,573 has been extinguished; and (3) we transferred approximately 1.5% out of the 2.69% of stock that we owned in Bit-Arts back to Bit-Arts.

Subsequently, on September 30, 2005, we were notified that a petition in a case ancillary to a foreign proceeding was filed in the United States Bankruptcy Court for the Southern District of New York, requesting an order for relief under 11 U.S.C. Section 304.  The petitioners were Stephen Katz and David Birne (the “Petitioners”), as Joint Administrators of Bit-Arts, Ltd., debtor in a foreign proceeding.  In addition, the same petitioners filed a Verified Petition, pursuant to Section 304 of the Bankruptcy Code, to Commence a Case Ancillary to a Foreign Proceeding in the United States Bankruptcy Court for the Southern District of New York.  The petition stated that in July 2004 funding was being sought by Bit-Arts to continue operations.  Guildhall Trading Company Limited (“Guildhall”) made a loan that was advanced in a series of traunches from July 2004 to July 2005.  In connection with the loan, Guildhall was granted a security interest in substantially all of Bit-Arts assets.  Guildhall made formal demand on its outstanding debenture.  Consequently, on July 15, 2005 a petition for administration was presented by Guildhall to the High Court of England pursuant to Paragraph 14 of Section B1 of the Insolvency Act 1986.  By Order, dated July 1, 2005, the High Court appointed the Petitioners as the Administrators.  The petition was seeking that Bit-Arts’ assets located in the United States be afforded the same protection as their assets located in England.  On October 7, 2005, the United States Bankruptcy Court for the Southern District of New York granted the preliminary injunction order to the petitioners, and on March 16, 2006 the United States Bankruptcy Court for the Southern District of New York granted the Order.  At the end of 2005, we were notified by the Administrators that the assets of Bit-Arts were sold to an undisclosed entity.

Based on the bankruptcy proceedings, we had requested that the administrators for Bit-Arts either (i) provide support for our current customers, or (ii) grant us access to the source code escrow for the Bit-Arts technologies so that we may continue to provide support for our current customers.  To date, our requests have not been honored, but we will continue to pursue relief although at this point with the assets of Bit-Arts having been acquired by an undisclosed entity we believe that the likelihood of having our support needs addressed is very remote.  If we are not successful in either obtaining support or access to the source, we may lose some of our current customers and their associated royalties.  In addition, with our focus on our new VAM solutions, we believe the impact to our revenues for Bit-Arts related technologies will be minimal.  Our new VAM solutions do not contain any Bit-Arts technologies, so we believe that the outcome of these proceedings will not impact our offerings going-forward.

We currently hold a trademark registration in the United States for the Vincera name.  We currently have the following two material patent applications pending with the U.S. Patent and Trademark Office:

•

U.S. Patent Application Serial No. 10/752229, titled “Real-Time Activity Intelligence System and Method” relating to technologies and methods used in the Vincera Activity Manager Framework, filed on January 6, 2004, claiming priority of provisional application Serial No. 60/438,374, filed January 7, 2003.  We are awaiting the first official action on this patent application.

•

U.S. Patent Application Serial No. 11/065,849, titled “User/Product Authentication and Piracy Management System” relating to technologies and methods for two-factor user authentication, originally filed on October 16, 2001 as U.S. Patent Application Serial No. 09/981,251.  In May 2004, we responded to the U.S. Patent and Trademark Offices First Office Action related to this application.  We are awaiting further response from the U.S. Patent and Trademark Office.

It is possible that our patents, copyrights or registered trademarks could be challenged and invalidated. In addition, existing patent, copyright, and trademark laws afford only limited protections.  Effective protection of intellectual property rights may be unavailable or limited in certain countries because the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.  Monitoring unauthorized use of our intellectual property and trademarks is difficult and expensive, particularly given the global nature and reach of the Internet.  Furthermore, it is possible that our competitors will adopt product or service names similar to ours, impeding our ability to protect our intellectual property, and possibly leading to customer confusion.  Although we are not aware that our products, patents, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties, any infringement claims, with or without merit, brought by such third parties could be time-consuming and expensive to defend.

Competition

The markets in which we compete are highly competitive and are characterized by several large, diversified, and well-capitalized companies, as well as many innovative smaller companies similar to Vincera.  Vincera, in many instances, competes directly with organizations that are well-capitalized and that have substantial name brand recognition for market share.  We believe our competitors in the intellectual property protection industry are those that provide any copy protection, electronic license management, data encryption, and digital rights management software or technology for their customers, including Aladdin Knowledge Systems, LTD, Macrovision Corp., Sony Corp., and others.  In both the business intelligence, or BI, and customer relationship management, or CRM, areas, there is a small overlap of functionality between what our competitors provide and our technologies.  As a result, we are complementary to providers in both of these areas as value-added functionality and a source of quality information.  Companies in the business intelligence and CRM markets include Business Objects SA, Cognos Inc., Salesforce.com Inc., and Oracle.  In the digital rights management markets, companies would include Adobe and Microsoft, although our approach to digital content and the associated rights is very different and we are very complementary to an overall business solution based on business-friendly distribution.  Although the major players may not yet have robust business activity management products, we believe that they will be moving in this direction.  Most of our competitors are larger, well-capitalized organizations that offer a range of market-established products.

Employees

We have a total of 16 full-time employees located in our office in Austin, Texas.  At December 31, 2005 we had 9 employees in technology, 5 in sales and marketing, and 2 in general and administrative.  Most of our employees, including our technology and general and administrative personnel, are actively involved in the sales process.

Regulation

We are subject to a number of domestic and foreign laws that affect companies conducting business on the Internet.  In addition, because of the increasing popularity of the Internet and the growth of online services, laws relating to user privacy, content, information security, and intellectual property rights are being debated and considered for adoption by many countries.

Some of our encryption technologies contained within the piracy management products are subject to regulation by United States governmental agencies.

Items that contain encryption are controlled for export under the Export Administration Regulations, or EAR, 15 C.F.R, 730 - 774, administered by the Bureau of Industry and Security, or BIS, at the Department of Commerce. The controls that apply to an item under the EAR, including encryption items, depend on the classification of that item on the Commerce Control List, or CCL. Items are classified on the CCL by Export Control Classification Number, or ECCN.  Some of our software performs the same functions as the following equipment described in Related Controls note (d) to ECCN 5A002:

Equipment where the cryptographic capability is not user-accessible and which is specially designed and limited to allow any of the following:

•

Execution of copy-protected software;

•

Access to any of the following: (a) Copy-protected read-only media; or (b) Information stored in encrypted form on media (e.g., in connection with the protection of intellectual property rights where the media is offered for sale in identical sets to the public); or

•

One-time encryption of copyright protected audio/video data.

Based on this classification, our software is controlled for anti-terrorism purposes under Country Chart Column 1.  Thus, we may export this software to all countries except Cuba, Iran, Iraq, Libya, North Korea, Sudan, and Syria without an export license from BIS, assuming it complies with any other applicable EAR provisions, such as restrictions on shipments to certain end-users, and other provisions of U.S. law, such as U.S. sanctions laws.  In addition, because this software is covered by Related Controls note (d), we are not required to request a formal classification of this software from BIS or notify BIS of exports of the software.

Moreover, our customers may export their software incorporating our software under similar conditions absent any independent export controls applicable to the customer software.  In this regard, except for the fact that customers are restricted from exporting to the countries specified above and subject to any other regulations applicable to exports of items classified under ECCN 5D992.b.1, the use of the above-referenced software does not otherwise impact protected customer applications requirements or restrictions under the EAR.

To further ensure regulatory compliance, we include the following Export Controls statement in all license agreements involving any of our software:

Licensee shall comply with all export laws and restrictions and regulations of the Department of Commerce, the United States Department of the Treasury Office of Foreign Assets Control (OFAC), or other United States or foreign agency or authority, and Licensee shall not export, or allow the export or re-export of the Software in violation of any such restrictions, laws or regulations.  By downloading or using the Software, Licensee agrees to the foregoing and represents and warrants that Licensee is not located in, under the control of, or a national or resident of any restricted country.

RISK FACTORS

We have incurred significant losses and anticipate losses in the future, and as a result, our independent registered public accounting firm’s report contains a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.

We have incurred operating losses since our inception, including net losses of $3.4 million and $2.5 million for the years ended December 31, 2004 and 2005, respectively, and we expect to continue incurring losses for the foreseeable future.  As of December 31, 2005, we had an accumulated deficit of $12.1 million.  To date, we have funded our operations principally through the sale of our stock and promissory notes, as well as our revenues.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products, and services.  We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels.  We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenues after costs, and, as a result, we expect to continue to incur losses for the foreseeable future.  If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

As a result, our independent registered public accounting firm has stated in their report included elsewhere in this Annual Report that we have incurred losses from operations and have limited working capital that raise substantial doubt about our ability to continue as a going concern.  This going concern paragraph could adversely impact our future financing activities and there are no assurances that we will have sufficient funds to execute our intended business plan or generate positive operational results.

We have limited capital resources and additional funding may not be available to us or may not be available on acceptable terms.

At December 31, 2005, we had approximately $140,071 in cash and cash equivalents.  We anticipate, if our fund raising activities are not successful, we will not have sufficient liquidity to meet expected expenses beyond June 2006.  At December 31, 2005, we had outstanding approximately $800,000 of subordinated promissory notes which bear interest at the rate of 10% per annum with maturity dates which range from June through August 2005.  We are seeking waivers and consents to convert the remaining principal and interest to common stock.  If we are unable to convert these notes, we would have to renegotiate the payments or risk adverse legal action.  There is currently one short term note outstanding with a principal amount of $40,000 and a maturity date of November 30, 2005, which we are currently in default.

We have the authority to issue up to 100,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock and 30,000,000 shares of our preferred stock without stockholder approval.  These future issuances could be at values substantially below the price paid for our common stock by our current stockholders.

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

Our promissory notes (all of which are in default) and our convertible preferred stock are senior to our shares of common stock and may adversely impact Vincera and our common stockholders or have a material adverse effect on Vincera’s ability to continue its operations.

We have outstanding approximately $800 thousand in Subordinated Promissory Notes (the “Notes”) and 2,725,560 shares of preferred stock (the “Preferred Stock,” and, together with the Notes, the “Senior Securities”).  Approximately $0.8 million of the remaining Notes are currently in default, and the holders of the Notes could sue Vincera to demand repayment of the Notes, which would have a material adverse effect on our financial condition and possibly require us to seek bankruptcy court protection.  The terms of the Senior Securities may have a material adverse effect on Vincera and our financial condition and results of operations.  The Preferred Stock has a liquidation preference in the amount of $1,431,757 plus accrued and unpaid dividends, and the Notes have an outstanding balance of principal and interest of approximately $1.1 million as of March 31, 2006, all of which must be paid before common stockholders would receive any funds from their investment in Vincera in the event of liquidation, including some changes of control.  The Senior Securities could also materially and adversely affect the ability of Vincera to raise funds necessary to continue our business.  We intend to seek the conversion of the Senior Securities to shares of common stock, although there is no assurance that we will be successful in this effort.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenues and may have difficulty accurately predicting revenues for future periods and appropriately budgeting for expenses.

We have generated a total of $824,986 in revenues since January 1, 2003, with $153,587 generated in the year ended December 31, 2004 and $331,729 in the year ended December 31, 2005.  We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenues.  Therefore, we have a very limited ability to predict future revenues.  With our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control, it difficult for us to accurately forecast our quarterly and annual revenues.  Most of our expenses are fixed in the short term or incurred in advance of anticipated revenues.  As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenues shortfall.  If our revenues do not increase as anticipated, we will continue to incur significant losses.

We depend on a small number of key customers for a high percentage of our revenues and the loss of a significant customer could result in a substantial decline in our revenues and increase in our losses.

Our customer base and a majority of our revenues are highly concentrated among a very limited number of customers and the loss of any one of these customers would have a material adverse impact on our revenues and ability to achieve profits.  Historically, we have derived the majority of our revenues from a relatively small number of customers.  Three customers accounted for 70% of our revenues in the year ended December 31, 2004 and in the year ended December 31, 2005, two customers accounted for 86% of our revenues.

We may not realize any benefits from our acquisition of Old Vincera.

Vincera and Old Vincera entered into the stock purchase agreement with the expectation that the acquisition will result in benefits to each company.  Achieving the benefits of the acquisition will depend in part on the successful integration of Vincera's and Old Vincera's technologies, operations, and personnel in a timely and efficient manner.  Integrating Vincera and Old Vincera will be a complex and time-consuming process.  Employees and management of Vincera and Old Vincera have played a key role in creating and operating each company.  The successful integration of these two companies will alter prior relationships and may affect productivity.  In addition, the acquisition is likely to require significant time and attention of management of each company that would otherwise be focused on ongoing operations and could negatively affect the combined companies’ ability to operate and to retain key employees after the acquisition.  Vincera cannot assure its stockholders that the operations of the combined companies can be successfully integrated or that any of the anticipated benefits of the acquisition will be realized.

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

From time to time, we have been, and may continue to be subject to legal claims related to our business. These may include actions for regulatory non-compliance, customer and shareholder complaints, and failure to meet financial obligations.  We are subject to legal proceedings described under the caption “Legal Proceedings.”  While we believe these claim are without merit, we may suffer an unfavorable outcome as a result of one or more claims and we may be forced to spend funds to pay defense costs, settlements, fines, and judgments.  We may also become subject to additional claims, which may result in substantial expense and may divert our attention from the implementation of our business strategy.

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

Our success is dependent upon our ability to protect our proprietary technologies included in our Vincera Activity Management software.  We rely on our patent applications, trade secrets, copyrights, know-how, trademarks, license agreements, and contractual provisions to establish our intellectual property rights.  These legal means, however, afford only limited protection and may not adequately protect our rights.

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

We were notified by Bit-Arts that they believed we were in default of our license agreement with them and demanded that we cease incorporating their technology effective January 6, 2005.  We believed that we had not breached the agreement and filed a lawsuit.  The lawsuit sought a declaratory judgment that we had not breached the agreement and damages in the event that Bit-Arts had breached the agreement.  We settled this lawsuit in February 2005 and reached an agreement with Bit-Arts that permit us to continue to license and use their technology until December 2005.  In the event we are unable to develop or obtain the right to use replacement technology, the impact to us is that we would not be able to support some of our customers and we would likely lose part of our customer base.  The impacted portion of our customer base represented approximately 43% of our revenues in 2004 and 31% for the year ended December 31, 2005.  Further, this may permit competitors to develop competing products while we are developing and/or acquiring licensing rights to alternative technology.

CRS, LLC ("CRS"), a Washington limited liability company, filed a lawsuit against us in the United States District Court for the Western District of Washington in Seattle on June 14, 2005.  The suit was originally filed by CRS against Bit-Arts, LTD., a foreign company, and Bit-Arts, Inc., a Delaware corporation, alleging patent infringement of two patents by making, using, selling and/or offering for sale without authorization, products which embody one or more claims of the patents.  We were added to the amended complaint on June 14, 2005 because we were the exclusive distributor of the Bit-Arts products allegedly infringing on the two patents, and we continue to have a license to distribute the Bit-Arts products through November 2006.  CRS was seeking: (A) the defendants be adjudged to have infringed the patents; (B) all parties be permanently restrained and enjoined from directly or indirectly infringing on the patents; (C) an accounting and award of damages by reason of the infringement; (D) an award of prejudgment and post judgment interest, exemplary damages and costs;(E) award of damages, punitive damages, attorney's fees, and prejudgment interest; and (F) CRS be awarded such other relief as the Court may deem just, equitable, and proper.  In addition, although we believe that we are entitled to indemnification from Bit-Arts contractually in whole or in part for any damages and costs of defense, with the sale of the Bit-Arts assets to an undisclosed party, there could be no assurance that we would be successful on the indemnification claim or recover all or a portion of any damages assessed or expenses incurred.  On February 28, 2006, we entered into a settlement agreement with CRS, whereby for the amount of $35,000 paid by us, CRS dismissed the lawsuit against us with prejudice and agreed not to sue us in the future for patent infringement arising out of the sales of Bit-Arts products that occurred prior to the settlement date.

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

If our agreements with third-party vendors are not renewed or the third-party software, including open-source code technologies, fails to address the needs of our software products, we would be required to find alternative software products or technologies of equal performance or functionality.  We cannot assure you that we would be: able to replace the functionality provided by third-party software if we lose the license to this software; it becomes obsolete or incompatible with future versions of our products; or is otherwise not adequately maintained or updated.

We recently settled a legal proceeding with one of these third-party licensors, Bit-Arts, Ltd., which required us to seek alternative technologies by December 31, 2005.  In September 2005, Bit-Arts, Ltd. filed for bankruptcy protection, and at the end of 2005 we believe that the assets of Bit-Arts were sold to an undisclosed party which may further inhibit our ability to support some of our products.

Our software sales, particularly those to enterprise customers, are often dependent on our ability to provide a significant level of professional services to our customers and we may not be able to provide these services.

Clients that license our software typically engage our professional services to assist with the installation, training, consulting, and implementation of our software.  We believe that growth in our software sales depends to a significant degree on our ability to provide our clients with these services.  New services personnel will require training and education and take time to reach full productivity.  We may not be able to recruit the services personnel we need or retain our current providers of this service because competition of qualified personnel is intense.  We are in a relatively new market and only a limited number of individuals have the skills needed to provide the services that our clients require.  To meet our needs for services personnel, we may also need to use third-party consultants to supplement our own services personnel.

Customer and end-user resistance, including as a result of privacy concerns, could deter current and potential users from using our products.

Third parties may attempt to breach our security or that of our customers.  We may be liable to our customers for any breach in security and any breach could harm our customers, our business, and our reputation.  In addition, our software contains features which may allow us or our customers to control, monitor or collect data from computers running our software.  Therefore, we may be subject to claims associated with invasion of privacy or inappropriate disclosure, use or loss of this information.  Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our business and operating results.  Also, computers, including those that use our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data.  We may be required to expend significant capital and other resources to further protect against security breaches or to rectify problems caused by any security breach.

From time to time, concerns have been expressed by governmental authorities and consumer groups regarding privacy rights.  In the event a government authority were to determine that our products, such as Vincera Activity  Manager, and services compromise the privacy of users and others in violation of legislation that may be enacted in the future, we could be forced to modify our software and services. In addition, concerns about our collection, use or sharing of personal information or other privacy-related matters, even if unfounded, could damage our reputation, result in delays of acceptance of our products by current and potential customers, and harm our operating results.

It is also possible that there could be significant consumer resistance to our copy protection software products, as consumers may feel that copy protection degrades the quality of the original or that they are entitled to copy CDs, because no technology has been used in the past to prevent copying.  It is not clear whether our software and content provider customers will deploy any of our copy protection solutions if there is sustained consumer resistance.  To date, we have seen limited acceptance of our technology and some customers are not completely satisfied with effectiveness and playability levels of the protected content.  If the software and their Intellectual Property (“IP”) content providers conclude that delivering increasingly meaningful volumes of IP content and software that include our technologies generate unacceptable consumer backlash, our revenues potentially may be adversely affected.

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

If we acquire businesses, new products, or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment.  We have in the past (for example our acquisition of Bit-Arts’ technology) and may in the future be required to write off all or part of one or more of these investments that could harm our business.  If we consummate one or more future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted.  If we were to proceed with one or more future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash.  Acquisition activities could adversely impact our operating margins depending upon the financial models of the businesses acquired.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel.  In particular, due to the small size of our executive management team and early stage of our business, we believe that our future success is highly dependent on David Malmstedt, our Chief Executive Officer and President, Kevin Schick, our Chief Marketing Officer, and Puru Agrawal, our Chief Technology Officer, to provide continuity in the execution of our growth plans.  We do not carry key-man life insurance on executives.  While we have severance arrangements in place with Messrs. Malmstedt and Agrawal, we do not have long-term employment agreements in place with any of our employees.  The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products, especially if we experience rapid growth, which would place additional strains on our small management team.

Our intellectual property protection technologies face risks from defeat technologies such as hackers.

Two of the key capabilities of our software, Vincera Activity Manager, are the ability to protect intellectual property and provide electronic license management.  A number of devices and techniques have been available, and currently are available, that may enable third parties to defeat our copy protection, intellectual property protection, and electronic license management technologies.  Moreover, our technologies are not effective against professional duplication and processing equipment.  A number of factors could cause copyright holders to choose not to use our technologies, including a perception that the inability of our technology to deter professional hackers renders our technology less useful, the commercial availability of products that defeat our copy protection technologies or any significant reduction in the effectiveness of our technologies to deter consumer copying or piracy.

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

The occurrence of any of these or similar events could damage our business, by hurting our ability to distribute products and services and collect revenues, threatening the proprietary or confidential nature of our technology, harming our reputation, and exposing us to litigation or liability.  We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks, or system malfunctions or to alleviate problems caused by such breaches, attacks, or failures.

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

Awards under our 2002 Stock Option Plan and outside of this plan would reduce the percentage ownership interest of all stockholders.  Options to purchase 6,267,000 common shares, and warrants to purchase 6,472,984 shares were outstanding as of December 31, 2005.  We anticipate that we will issue additional shares and warrants in connection with our efforts to raise additional funds.  We will grant additional options, warrants, and/or shares of restricted stock in the future.  The issuance of shares upon the exercise of these options and warrants, and restricted stock grants may result in dilution to our stockholders.

Our certificate of incorporation, bylaws, and Delaware corporate law contain provisions which could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.

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

Item 2.

Description of Property

We lease approximately 3,320 square feet at a monthly rental of $4,150 for our corporate offices in Austin, Texas under a lease that expires in June 2006.  In January 2006 we signed an extension to our lease that expires in January 2008 for 5,642 square feet with monthly lease payments of $7,525 per month.  We believe this facility is adequate to meet our requirements at the current level of business activity.

Item 3.

Legal Proceedings

We recently settled a lawsuit that we filed against Bit-Arts after we were notified by Bit-Arts that it believed we were in default of the license agreement between us and Bit-Arts (for failing to pay royalties, market their software and comply with licensing terms) and demanded that we cease incorporating their technology effective January 6, 2005.  We believed that we had not breached the agreement and filed a lawsuit in the Supreme Court of New York, County of New York on January 4, 2005 seeking a declaratory judgment that we had not breached the license agreement between Bit-Arts and us, seeking temporary and permanent injunctive relief and seeking damages resulting from Bit-Arts breaches of the agreement and tortious interference with our customers.  We obtained a temporary restraining order on January 5, 2005.  Bit-Arts removed the case to the United States District Court for the Southern District of New York.  On February 10, 2005, we and Bit-Arts stipulated to the United States District Court, Southern District of New York, that the Action was settled pursuant to a Settlement and Amendment Agreement by and between the parties, and the case was dismissed with prejudice.  The Settlement Agreement released all claims of breach against both parties.  This allowed us to continue to sell and support its products that contain the Bit-Arts technology until December 31, 2005.  After December 31, 2005, Bit-Arts was contractually obligated to service and support our customers who may be currently under a support contract, and we will continue to receive seventy percent (70%) of all revenues generated from Microsoft’s usage of our products that are currently installed for the first six months of 2006, and then after June 30, 2006 until such time as Microsoft discontinues usage of our products, we will receive fifty percent (50%) of all revenues generated from Microsoft’s usage of our products.  After December 31, 2005, we removed all Bit-Arts technology from our products and offerings, and we would not be entitled to any other revenues, with the exception of Microsoft, from the Bit-Arts technologies that we had licensed.  We have developed our own technologies for protecting our customers’ IP that is distributed in electronic format through Portable Format Documents, or PDF’s.  Our VAM solution does not rely on any technologies provided by Bit-Arts, so going-forward this settlement will not impact our offerings.  In addition, the following occurred: (1) Bit-Arts provided us with a modified version of its’ technology that provides the full level of protection required by one of our major customers; (2) Bit-Arts would not receive any payment of royalties for any royalty-bearing product sold by us until a current outstanding receivable from Bit-Arts to us in the amount of $56,573.00 had been extinguished; and (3) we transferred approximately 1.5% out of the 2.69% of stock in Bit-Arts back to Bit-Arts.

Subsequently, on September 30, 2005, we were notified that a petition in a case ancillary to a foreign proceeding was filed in the United States Bankruptcy Court for the Southern District of New York, requesting an order for relief under 11 U.S.C. Section 304.  The petitioners were Stephen Katz and David Birne, (the “Petitioners”), as Joint Administrators of Bit-Arts, Ltd., debtor in a foreign proceeding.  In addition, the same petitioners filed a Verified Petition, pursuant to Section 304 of the Bankruptcy Code, to Commence a Case Ancillary to a Foreign Proceeding in the United States Bankruptcy Court for the Southern District of New York.  The petition stated that in July 2004 funding was being sought by Bit-Arts to continue operations.  Guildhall Trading Company Limited (“Guildhall”) made a loan that was advanced in a series of traunches from July 2004 to July 2005.  In connection with the loan, Guildhall was granted a security interest in substantially all of Bit-Arts assets.  Guildhall made formal demand on its outstanding debenture.  Consequently, on July 15, 2005 a petition for administration was presented by Guildhall to the High Court of England pursuant to Paragraph 14 of Section B1 of the Insolvency Act 1986.  By Order, dated July 1, 2005, the High Court appointed the Petitioners as the Administrators.  The petition sought that Bit-Arts’ assets located in the United States be afforded the same protection as their assets located in England.  On October 7, 2005, the United States Bankruptcy Court for the Southern District of New York granted the preliminary injunction order to the petitioners, and on March 16, 2006 the United States Bankruptcy Court for the Southern District of New York granted the Order.  At the end of 2005, we were notified by the Administrators that the assets of Bit-Arts were sold to an undisclosed party.

Based on the bankruptcy proceedings, we had requested that the administrators for Bit-Arts either (i) provide support for our current customers, or (ii) grant us access to the source code escrow for the Bit-Arts technologies so that we may continue to provide support for our current customers.  To date, our requests have not been honored, but we will continue to pursue relief although at this point with the assets of Bit-Arts having been acquired by an undisclosed entity we believe that the likelihood of having our support needs addressed is very remote.  If we are not successful in either obtaining support or access to the source, we may lose some of our current customers and their associated royalties.  In addition, with our focus on our new VAM solutions, we believe the impact to our revenues for Bit-Arts related technologies will be minimal.  Our new VAM solutions do not contain any Bit-Arts technologies, so we believe that the outcome of these proceedings will not impact our offerings going-forward.

Scott McAllister, one of our shareholders, filed a lawsuit against us in the 261st Judicial District Court in Travis County, Texas, on January 14, 2005, asserting that we breached an alleged oral contract, promissory estoppel, and fraud in a 2003 stock transaction.  On June 6, 2005, the lawsuit was amended by the plaintiffs to include Mr. Mark Eshelman, our current Director of Sales Development and former executive officer and board member, and Mr. Bala Vishwanath, our former Chairman, CEO and CSO, as defendants in this lawsuit.  Mr. McAllister is seeking damages of $189,000 plus attorneys fees.  Mr. McAllister claims that he is owed these sums for services allegedly performed, and promises made by us, in connection with our securities offerings.  The services allegedly performed were the introduction of Fifth Street Capital LLC to Vincera, whereby Mr. McAllister believes he is entitled to a commission for all monies raised by Fifth Street Capital LLC on behalf of us, including the Bridge Loan and the proposed initial public offering that we withdrew in July 2005.  The alleged promises made were regarding our performance and the status of fund raising in 2003.  We deny the allegations and intend to vigorously defend this lawsuit.  On March 1, 2006, Mr. McAllister amended his pleadings and dismissed the fraud claims against Vincera and the claims against Mr. Eshelman and Mr. Vishwanath.  The lawsuit went to trial on April 3 and ended April 6, 2006.  The jury settled in our favor and the lawsuit was terminated.

Michael B. Shapiro, former CEO of Vincera, Inc. (at the time the company was known as Smarte Solutions) has filed a lawsuit against us and Mr. Bala Vishwanath, our former Chairman, CEO and CSO, in the 126th Judicial District Court in Travis County, Texas on March 22, 2005 which was served on us on April 4, 2005, asserting that we breached various agreements, made representations regarding compensation that were false, and made promises regarding his compensation that were false.  Mr. Shapiro is seeking damages of the reasonable value of the stock options that were alleged to have been either refused to be granted or allowed to be exercised by us, reasonable value of the services provided to us while acting as the CEO and while acting on our advisory board (which has been estimated to be at least $400,000 by Mr. Shapiro), punitive damages, attorney’s fees, all costs of the proceedings, interest on said sums as provided by law, and such other and further relief to which Mr. Shapiro may show himself justly entitled.  Although we deny the allegations, we determined that it was in our best interests to enter into a settlement agreement with Mr. Shapiro.  All parties have signed the settlement agreement and the agreement has been submitted to the bankruptcy court which is currently handling Mr. Shapiro’s bankruptcy proceedings.  This settlement is subject to the approval of the bankruptcy court and specifies that we will pay a total of $35,000 in cash and 90,000 shares of common stock to Mr. Shapiro.

CRS, LLC (“CRS”), a Washington limited liability company, filed a lawsuit against us in the United States District Court for the Western District of Washington in Seattle on June 14, 2005.  The suit was originally filed by CRS against Bit-Arts, LTD., a foreign company, and Bit-Arts, Inc., a Delaware corporation, alleging patent infringement of two patents by making, using, selling and/or offering for sale without authorization, products which embody one or more claims of the patents.  We were added to the amended complaint on June 14, 2005 because we were the exclusive distributor of the Bit-Arts products allegedly infringing on the two patents, and we continue to have a license to distribute the Bit-Arts products through November 2006.  CRS was seeking: (a) the defendants be adjudged to have infringed the patents; (b) all parties be permanently restrained and enjoined from directly or indirectly infringing on the patents; (c) an accounting and award of damages by reason of the infringement; (d) an award of prejudgment and post judgment interest, exemplary damages and costs; (e) award of damages, punitive damages, attorney’s fees, and prejudgment interest; and (f) CRS be awarded such other relief as the Court may deem just, equitable, and proper.  In addition, although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense, there could be no assurance that we would be successful on the indemnification claim or recover all or a portion of any damages assessed or expenses incurred, especially in light of the filing for receivership and the sales of the assets of Bit-Arts to an undisclosed entity at the end of 2005.  On February 28, 2006, we entered into a settlement agreement with CRS, whereby for the amount of $35,000 CRS dismissed the lawsuit against us with prejudice and agreed not to sue us in the future for patent infringement arising out of the sales of Bit-Arts products that occurred prior to the execution of this settlement agreement.

We have accrued the settlement and legal fees associated with the lawsuits of approximately $135,000.

Item 4.

Submission of Matters to a Vote of Security Holders

In October 2005, we sought waivers and consents from the holders of our Series A Preferred Stock that would:

•

waive any and all rights to receive adjustments to the conversion price of the Series A Preferred Stock for certain dilutive issuances; and

•

consent and agree that each share of Series A Preferred Stock held by the holder who signs the waivers and consents shall automatically be converted by Vincera into shares of our common stock at the Series A Conversion Price at the time in effect immediately upon the Initial Close of our sales of our common stock in the private placement.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Market Data

Vincera common and preferred stock has not traded on any market and, thus, has no trading history.  Vincera intends to have its common stock quoted on the Over-the-Counter Bulletin Board.

Dividends

We have never paid or declared any cash dividends on our common stock, and we have no current plans to pay any future cash dividends on the common stock. Instead, we intend to retain all earnings to support our operations and future growth. The payment of any future dividends on the common stock will be determined by the board of directors based upon our earnings, financial condition and cash requirements, possible restrictions in future financing agreements, if any, restrictions in the certificates of designations of preferred stock, business conditions and such other factors deemed relevant.

Holders

As of December 31, 2005, there were approximately 192 record holders of our common stock.  There were also approximately 23 holders of our preferred stock, and approximately 13 holders of our Subordinated Promissory Notes.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-B is disclosed in Item 11.

Penny Stock Regulations

Our common stock will be subject to the requirements of Rule 15g-9, under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share.  Under this rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also require additional disclosure in connection with any trades involving a stock defined as a penny stock.  Generally, the SEC defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share.  The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it.  Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

Registration Rights.

The holders of 9,923,062 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act.  The registration rights will expire five years following the completion of a registration statement, or, with respect to an individual holder, when such holder is able to sell all of its shares pursuant to Rule 144 under the Securities Act in any three month period. After any such registration of these shares, such shares will be freely tradable without restriction under the Securities Act.  These sales could cause the market price of our common stock to decline.

We have granted registration rights to the holders of 18,533,411 shares of our common stock in connection with our private placement.  We will also register the shares of common stock underlying the warrants that are issued in connection with our private placement.  We have agreed to file a registration statement on Form SB-2 promptly after the final closing (the “Closing Date”) of the private placement to permit these holders to offer and sell, on a delayed or continuous basis pursuant to Rule 415 under the Securities Act, any or all of their shares of common stock purchased in the private placement.  We have agreed to use commercially reasonable efforts to maintain the registration statement’s effectiveness (including through the filing of any required post-effective supplements or amendments) until the earlier to occur of (i) the second anniversary of the Closing Date, (ii) the date on which the purchaser may sell all shares then held by the purchaser without restriction by the volume limitations of Rule 144(e) of the Securities Act, (iii) such time as all shares purchased by such purchaser in the private placement have been sold, or (iv) the date on which we file and declare effective a Registration Statement on From S-3 permitting the resale of the shares.

Stock Plans.

As of December 31, 2005, options to purchase 6,267,000 shares of common stock were outstanding under our prior stock option and incentive plans and stock option agreements.  We intend to file a registration statement on Form S-8 under the Securities Act of 1933 covering shares of common stock reserved for issuance under our prior and current stock incentive plans and our stock option agreements.  Based on the number of options outstanding and shares reserved for issuance under our prior and current stock incentive plans and our stock option agreements, the Form S-8 registration statement would cover 9,703,458 shares of our common stock.  The Form S-8 registration statement will become effective immediately upon filing.  At that point, subject to the satisfaction of applicable exercise periods, Rule 144 volume limitations applicable to affiliates and our agreements with our placement agent, shares of common stock to be issued upon exercise of outstanding options granted pursuant to our stock incentive plan and shares of common stock issued pursuant to our employee stock purchase plan (to the extent that such shares are not held by affiliates) will be available for immediate resale in the public market.

Item 6.

Management’s Discussion and Analysis or Plan of Operations

The information presented in this section should be read in conjunction with the information contained in the financial statements, including the notes thereto, appearing elsewhere in this Annual Report.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Annual Report.

Summary of Financial Information

	Years Ended December 31,
	2005	2004
Statements of Operations Data:
Revenues	$331,729	$153,587
Total operating expenses	$3,467,315	$2,390,341
Operating (loss)	$(3,135,586)	$(2,236,754)
Net (loss)	$(3,414,543)	$(2,483,981)
Net (loss) per common share	$(0.13)	$(0.10)

	December 31,
	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$140,071	$907,653
Intangibles	$99,000	$983,598
Total assets	$486,044	$2,008,692
Short term liabilities	$1,651,682	$3,951,527
Total liabilities	$5,841,953	$3,951,527
Stockholders’ equity (deficit)	$(5,355,909)	$(1,942,835)

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

The companies that provide their proprietary information online span the major market segments of financial, insurance, healthcare, and government.  Although our products can be used by this broad group of companies, we have focused our initial efforts on companies where their primary business is publishing and providing their proprietary information online, through the Internet, on a subscription basis.  Companies that make up this segment include publishers of financial information, providers of information which contains personally identifiable information (such as Consumer Reporting Agencies), publishers of reports from analysts on key trends and market segments, and publishers of software products that are offered as an Internet-based service, which means that their customers can use their software products through the Internet without having to download any software.

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

We currently provide VAM to publishers and providers of online information.  Hoover’s, Inc., Lincoln Financial Group, Microsoft, and Sony are some of our largest customers.

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

We are refining our product offerings to include products targeted at large enterprises, such as those found in the Fortune 5000, and small-to-medium businesses.  We believe that we will be able to participate in markets that offer significant growth opportunities by continuing to orient our offerings within the Business Activity Management, or BAM, market.  BAM is described as the union of two established and mature sectors in the software industry, business intelligence and business process management.  Business intelligence, or BI, software products allows businesses to monitor, analyze, and report on their data to reveal the trends and insights needed to make better business decisions.  Business process management, or BPM, software products enables the automation and coordination of the many tasks and resources, such as people, time and electronic information, that make up a business process, such as customer retention and order processing.  Products generally available in the BAM market are designed to:

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

Sources of Revenues

We derived substantially all of our revenues from licensing our products and royalties, which would also include revenue sharing, from the use of our products and providing related services.  Customers can pay us a license fee, subscription fee, or royalty for the right to use our products for a fixed or perpetual term.

Our licensing arrangements may also include the provision of services. Services revenues are comprised of revenues from professional services, such as consulting services and maintenance and support services.  Consulting services include a range of services such as installation, implementation, and non-complex interface development for the customer’s specific applications.  Maintenance and support services represent technical support of our software products and include the right to unspecified product upgrades on an if-and-when available basis.

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

Licensed Technology

We have a licensing arrangement with Bit-Arts, Ltd., based in the United Kingdom, a developer of software security solutions.  We have licensed technology that provides for intellectual property protection and electronic license management.  This technology was integrated into some of our older products and allowed Vincera to provide products that can manage access to and protect intellectual property. Historically, this has been the majority of Vincera’s business.  Our business arrangement is that Vincera pays a royalty fee for every product sold that contains the Bit-Arts technology.  In addition, we provide first level support for the products sold.  In return, Bit-Arts provide the development of the technologies and support of our customers for any technical customer support issues.

We were notified by Bit-Arts that it believes we were in default of this agreement and demanding that we cease incorporating their technology effective January 6, 2005.  We believed that we had not breached the agreement and filed a lawsuit in the Supreme Court of New York, County of New York on January 4, 2005 seeking a declaratory judgment that we have not breached the license agreement between Bit-Arts and us, seeking temporary and permanent injunctive relief and seeking damages resulting from Bit-Arts breaches of the agreement and tortious interference with our customers.  The impact to us if we are unable to successfully resolve this matter is that we will not be able to maintain the current customer base that has a recurring revenue stream, nor would we be able to sell new licenses for any of our products that embedded the Bit-Arts technology.  Historically this had been a majority of our revenues.  In addition, we will not be able to sell our complete product line, or achieve the average selling price we desire.  Further, this may permit competitors to develop competing products while we are developing and/or acquiring licensing rights to alternative technology.  We obtained a temporary restraining order on January 5, 2005, with a hearing set for February 10, 2005 to provide for a temporary injunction.  Bit-Arts removed the case to the United States District Court for the Southern District of New York.  On February 10, 2005, we and Bit-Arts stipulated to the United States District Court, Southern District of New York, that the Action was settled pursuant to a Settlement and Amendment Agreement by and between the parties, and the case was dismissed with prejudice.  The Settlement Agreement released all claims of breach against both parties.  This allowed us to continue to sell and support its products that contain the Bit-Arts technology until December 31, 2005.  After December 31, 2005, Bit-Arts was contractually obligated to service and support our customers who may be currently under a support contract, and we will continue to receive seventy percent (70%) of all revenues generated from Microsoft’s usage of our products that are currently installed for the first six months of 2006, and then after June 30, 2006 until such time as Microsoft discontinues usage of our products, we will receive fifty percent (50%) of all revenues generated from Microsoft’s usage of our products.  After December 31, 2005 we removed all Bit-Arts technology from our products and offerings, and we would not be entitled to any other revenues, with the exception of Microsoft, from the Bit-Arts technologies that we had licensed.  We have developed our own technologies for protecting our customers’ IP that is distributed in electronic format through Portable Format Documents, or PDF’s.  Our VAM solution does not rely on any technologies provided by Bit-Arts, so going-forward this settlement will not impact our offerings.  In addition, the following occurred: (1) Bit-Arts provided us with a modified version of its’ technology that provides the full level of protection required by one of our major customers; (2) Bit-Arts did not receive any payment of royalties for any royalty-bearing product sold by us until a current outstanding receivable from Bit-Arts to us in the amount of $56,573.00 had been extinguished; and (3) we transferred approximately 1.5% out of the 2.69% of stock in Bit-Arts back to Bit-Arts.

Subsequently, on September 30, 2005, we were notified that a petition in a case ancillary to a foreign proceeding was filed in the United States Bankruptcy Court for the Southern District of New York, requesting an order for relief under 11 U.S.C. Section 304.  The petitioners were Stephen Katz and David Birne, (the “Petitioners”), as Joint Administrators of Bit-Arts, Ltd., debtor in a foreign proceeding.  In addition, the same petitioners filed a Verified Petition, pursuant to Section 304 of the Bankruptcy Code, to Commence a Case Ancillary to a Foreign Proceeding in the United States Bankruptcy Court for the Southern District of New York.  The petition stated that in July 2004 funding was being sought by Bit-Arts to continue operations.  Guildhall Trading Company Limited (“Guildhall”) made a loan that was advanced in a series of traunches from July 2004 to July 2005.  In connection with the loan, Guildhall was granted a security interest in substantially all of Bit-Arts assets.  Guildhall made formal demand on its outstanding debenture.  Consequently, on July 15, 2005 a petition for administration was presented by Guildhall to the High Court of England pursuant to Paragraph 14 of Section B1 of the Insolvency Act 1986.  By Order, dated July 1, 2005, the High Court appointed the Petitioners as the Administrators.  The petition sought that Bit-Arts’ assets located in the United States be afforded the same protection as their assets located in England.  On October 7, 2005, the United States Bankruptcy Court for the Southern District of New York granted the preliminary injunction order to the petitioners, and on March 16, 2006 the United States Bankruptcy Court for the Southern District of New York granted the Order.  At the end of 2005, we were notified by the Administrators that the assets of Bit-Arts were sold to an undisclosed party.

Based on the bankruptcy proceedings, we had requested that the administrators for Bit-Arts either (i) provide support for our current customers, or (ii) grant us access to the source code escrow for the Bit-Arts technologies so that we may continue to provide support for our current customers.  To date, our requests have not been honored, but we will continue to pursue relief although at this point with the assets of Bit-Arts having been acquired by an undisclosed entity we believe that the likelihood of having our support needs addressed is very remote.  If we are not successful in either obtaining support or access to the source, we may lose some of our current customers and their associated royalties.  In addition, with our focus on our new VAM solutions, we believe the impact to our revenues for Bit-Arts related technologies will be minimal.  Our new VAM solutions do not contain any Bit-Arts technologies, so we believe that the outcome of these proceedings will not impact our offerings going-forward.

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

Recent Acquisition

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

We believe that the intangible assets acquired, consisting of the customer relationships and software, have useful lives of approximately three years.  These intangibles were valued using estimated cash flows from customer relationships over the life of the relationship.  The acquired software was the user activity management suite of products, which provides for the tracking, collecting, storing, analyzing, and reporting of the activities of users of online services.  The software was valued based on expected revenues to be generated from the software over a period of useful life of 3 years due to high obsolescence in the software industry.  The estimated revenues were based on competitive information available and historical financial information about this software.  There were three significant customer relationships acquired, Hoover’s, Inc., Lincoln Financial Group, and TriActive, with estimated cash flows of $226,000, $109,000, and $13,000, respectively.  These estimated cash flows were generated from monthly subscription licenses (Hoover’s, Inc. and TriActive), annual maintenance and support (Hoover’s, Inc., Lincoln Financial Group and TriActive), and professional services (Hoover’s, Inc. and Lincoln Financial Group).  The useful life of the customer relationships was determined based on existing contracts with the customers and anticipated professional services needs for specified projects.  Subsequent to the acquisition, $12,000 of the notes payable to the related parties was reduced by the issuance of 240,000 of restricted common stock.

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

Revenue Recognition

Revenue consists of licensing of software, maintenance, and professional services.  We do not recognize revenue for agreements with rights of return, refundable fees, cancellation rights, or acceptance clauses until such rights to return, refund or cancellation have expired or acceptance has occurred.

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

Vincera does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights, or acceptance clauses until such rights to return, refund or cancel have expired or acceptance has occurred.  Currently Vincera offers its customers no legal right of return / refund upon cancellation of the purchase.  However, Vincera accepts returns and refunds money to customers within 30 days of purchase as a matter of business practice.  Vincera does not recognize revenue if it has been notified by the customer its intent to cancel the purchase and seek refund should the cancellation occur within the 30 day window.  Additionally, we offer standard warranty to its customers which includes legal right of refund / cancellation of the contract should we not be able to deliver upon its obligations under the contracts.  Vincera estimates its sales return allowance based on historical experience with customers, its ability to meet all the obligations arising from contracts, and other factors which may be unique to each of the contracts.  As of December 31, 2005 and 2004, Vincera did not have any sales return allowance.

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

Allowance For Doubtful Accounts

We continuously assess the collectibility of outstanding customer invoices and in doing such we maintain an allowance for estimated losses resulting from the non-collection of customer receivables.  In estimating this allowance, we consider factors such as: historical collection experience; a customer’s current credit-worthiness; customer concentrations; age of the receivable balance; both individually and in the aggregate; and general economic conditions that may affect a customer’s ability to pay.  Actual customer collections could differ from our estimates.  For example, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. In addition, we establish a non-specific reserve, using a specified percentage of the outstanding balance of all such accounts based on historical bad debt loss experience.

Accounting for Stock Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options.  As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), which allows the use of the intrinsic value method. The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended December 31, 2005: risk free interest rate of 4.25%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a 25% volatility factor.  Management estimated the volatility factor based on an average of comparable companies.

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R).  SFAS 123R eliminates the use of the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grand date in its income statement instead of pro forma disclosures in its financial statement footnotes.  The grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of those equity instruments.  Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing of cash inflow rather than as a reduction of taxes paid.  SFAS 123 as amended is effective in the first annual effective reporting period that begins after December 15, 2005 (January 1, 2006 for the Company).  As of the required effective date, entities that used the fair-value-based method under the original Statement 123 will apply this revised statement using a modified version of prospective application.  The Company has adopted SFAS 123R as of January 1, 2006.  Although the Company cannot estimate the exact amount at this time, the Company expects that the adoption of this statement could have a material effect on the financial statements.

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

Converted Debt

The converted debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force (EITF) No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF 00-27, “Application of issue 98-5 to Certain Convertible Instruments”, EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19”, and EIFT 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19.”

Derivative Financial Instruments

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133.  Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value.  When available, quoted market prices are used in determining fair value.  However, if quoted market prices are not available, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The value of the derivative liabilities relating to the warrants issued to purchase the Company’s common stock in our financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions.  As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of the Company’s common stock, the amount of shares converted by common stock holders in connection with the warrants.  Consequently, our financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenues and expenses.  See Note (10) regarding valuation methods used for derivative liabilities.  Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments held by the Company as of December 31, 2005 were not designated as hedges.

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

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Estimates and assumptions are reviewed periodically, and actual results may differ from these estimates under different assumptions or conditions.

Comparisons of the Years Ended December 31, 2005 and 2004

Revenues	Years ended December 31,		Variance 2005 vs. 2004
	2005	2004	$	%
Total revenues	$331,729	$153,587	$178,142	116%
Royalties revenue	$104,155	$94,015	$10,140	11%
License revenue	$18,000	$39,040	$(21,040)	(54%)
Service revenue	$209,574	$20,532	$189,042	921%

Total Revenues.  Revenues increased to $331,729 for the year ended December 31, 2005 from $153,587 for the year ended December 31, 2004, an increase of 116%.  The increase in revenues for the year ended December 31, 2005 reflects the acquisition of Old Vincera in 2004, which brought maintenance and support and subscription contracts for their current customers, an increase in royalties as one customer increased the usage in their Games Division of our protection software, and the increase in professional service revenues.  For the year period ended December 31, 2005, our two largest customers accounted for 86% of our total revenues.

Royalty Revenues.  As our customers protect their intellectual property with our products, they may pay us a royalty fee based on the licensing arrangement that we have with each customer.  For the year ended December 31, 2005 the increase in royalties was due to the increased usage of our protection software within one customer’s Games Division.  As we make the transition to the enterprise market with our VAM solutions, we expect that royalty revenues will decrease.

License Revenues.  The decrease in license revenues for the year ended December 31, 2005 compared to the year earlier period is due to one time, single usage fees for the period ending December 31, 2004.  We have been focused on developing our new solutions and reducing our dependencies on third party products, especially from Bit-Arts.  As a result, we have not sought new customers until our own internally developed protection technologies are ready for the market.  As we make the transition to the enterprise market, we anticipate that the license revenues will increase as we begin to enter into subscription based and perpetual licenses of our applications to a wider customer base.

Services Revenues.  The increase in services revenues for the year ended December 31, 2005 compared to the year earlier period was primarily due to professional services rendered to one of our largest customers to expand the functionality of our VAM Retention and VAM Upgrade products, and the maintenance and support revenues from the acquisition of Old Vincera in 2004.  We expect our services revenues to increase as we move towards the enterprise software model and offer professional services and software support and maintenance services.

Expenses	Years ended December 31,		Variance 2005 vs. 2004
	2005	2004	$	%
Research and Development	$854,475	$634,289	$220,186	35%
Sales, General and Administrative	$1,708,976	$1,655,162	$53,814	3%
Depreciation and Amortization	$376,938	$100,890	$276,048	274%
Loss on Impairment of Intangibles	$526,926	-	$526,926	n/a
Interest Expense	$278,845	$246,057	$32,788	13%

Research and Development.  Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of the existing products, quality assurance and support activities.  Research and development expenses do not include rent or facilities cost because they were immaterial.  Research and development expense in the year ended December 31, 2004 were attributable to development of our products and enhancements to our protection technologies, both of which remain in development.  For the year ended December 31, 2005, research and development expenses were attributable to enhancements for our full product line, which are ongoing.  As a percentage of our overall expenses, research and development costs accounted for 29% and 27% for the year periods ended December 31, 2005 and 2004, respectively.  The increase is primarily due to additional headcount in the engineering group and consultants.  While we intend to continue to invest in research and development and expect to incur additional expenses for employees and/or consultants as we develop our VAM products and lessen our dependence on third-party royalty-bearing products, including the licensed technology from Bit-Arts, we are not able to project the nature and timing of remaining efforts for completion, estimated completion date or similar information, because our development efforts will be determined by customer requirements and availability of funds.

Sales, General and Administrative.  Sales, general and administrative expenses consist of salaries, benefits, and related costs of our sales, marketing, administrative, finance, business operations and information technology personnel, sales commissions, travel and entertainment expenses, costs of our marketing programs, collateral materials, rent and facilities costs, as well as legal, marketing, and accounting services.  As a percentage of overall expenses, sales, general and administrative expenses accounted for 58% and 69% for the year periods ended December 31, 2005 and 2004, respectively.

The increase in sales, general and administrative expenses in the year ended December 31, 2005 over 2004 is due to primarily to an increase in legal fees and the subordinated debt placement agent fees with a small decrease in salaries.

We expect in future periods that the percentage of sales and general and administrative to the overall expenses will increase and research and development expenses will decrease as a percentage of total expenses as we take our products to market.

Depreciation and Amortization.  The increase in depreciation and amortization expense in the year ended December 31, 2005 as compared to the same period in 2004 is primarily due to the amortization of customer lists and software acquired from the Vincera acquisition in August 2004.

Loss on Impairment of Intangibles.  The majority of our revenues come from a limited number of customers, some of which we acquired with the purchase of Vincera Software, Inc.  Due to the uncertainty of continued relationships and cash flows from these acquired customers, we deemed the relationships acquired to be deemed impaired and have expensed the remaining balance of the asset.  Also, due to the limited number of customers using the software we acquired in the same transaction, we have expensed a major portion of the software acquired.  We will review the remaining assets for impairment as circumstances change.

Interest Expense.  Interest expense increased in the year ended December 31, 2005 as compared to the same period in 2004 primarily due to the issuance of Convertible Promissory Notes Payable and Subordinated Notes Payable during 2004.  We requested that the holders of the Convertible Promissory Notes Payable and the Subordinated Notes Payable convert their securities into shares of our common stock, although there can be no assurance that we will be successful in this effort, although as of December 31, 2005, holders of $2,767,526 of notes converted their notes into 6,967,585 shares of our common stock.  We anticipate that the interest expense will decrease in future periods upon the conversion of the Convertible Promissory Notes Payable and the Subordinated Notes Payable, if we are successful in obtaining the conversion of those securities.

Provision for Income Taxes and Net Operating Losses.  We have incurred operating losses for all fiscal years from inception through December 31, 2005, and therefore have not recorded a provision for income taxes.  We have recorded a valuation allowance for the full amount of our deferred tax assets, which are primarily net operating loss carryforwards because of the uncertainty regarding the realization of these carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $2,170,905 in the year ended December 31, 2005, as compared to $2,263,203 in the year ended December 31, 2004 due to losses incurred in those periods.

Net cash used in investing activities was approximately $20,280 and $4,649 for the years ended December 31, 2005 and 2004, respectively.  Net cash used in investing activities 2005 relates to the purchase of computer equipment.

Net cash provided from financing activities was approximately $1,423,603 and $3,166,696, in for the years ending December 31, 2005 and 2004, respectively.  Our financing activities consisted primarily of short term promissory notes converted to common stock, and the first close of our private placement.  Our financing activities consisted primarily of issuance of Subordinated Promissory Notes Payable and short term notes payable during 2004.  We had to raise additional funding during 2005 and 2004 to finance the net cash used by operating and investing activities.

At December 31, 2005 we had approximately $140,071 in cash and cash equivalents.  We anticipate that if our fund raising activities are not successful, the Company will not have sufficient liquidity to meet expected expenses after June 2006.

In September 2005 we engaged an investment banking firm, Fifth Street Capital, LLC (“Fifth Street”), to act as our exclusive advisor in a private placement. We seek to raise up to $10.225 million through the sale of our common stock in a private placement.  Through the private placement, we intend to raise up to $10.225 million, with a minimum raise of $1.0 million, which we achieved in November 2005.  At the minimum raise, we would have approximately $830,000 in net proceeds to us, which we would use primarily for general operating capital.  At the intended maximum raise of $10.225 million, we would have approximately $8.9 million in net proceeds.  Concurrent with the private placement we are seeking consents and waivers of approximately $800 thousand in subordinated note holders, to convert to shares of our common stock at $.36 per share, although there can be no assurance that we will obtain their consent.  If we are unable to receive consent from all note holders, we would seek to renegotiate the terms and conditions of those notes.

At December 31, 2005, we had outstanding approximately $800 thousand of Subordinated Promissory Notes which bear interest at the rate of 10% per annum and we are currently in default on these notes.  We are seeking consents from the holders of these subordinated promissory notes to convert the principal and interest to shares of our common stock at $.36 per share by canceling their indebtedness.  At December 31, 2005, we had converted approximately $0.9 million in the principal of Convertible Promissory Notes Payable.  On November 2, 2005 we had the initial close of our private placement in which we received approximately $980,000 in net proceeds, and have converted the principal and interest from the Convertible Promissory Notes into 2,769,655 shares of our common stock at a per share price of $0.36.  At December 31, 2005, we had outstanding approximately $40,000 in a promissory note outstanding which is payable to one of our officers and is in default.  We plan to pay this note on or before the final close of the private placement.

As of December 31, 2005, we have received:

•

net cash proceeds of approximately $1.0 million from the sale of approximately 3,027,700 shares of our common stock in the initial close of the private placement;

•

consent from the holders of approximately $1.6  million of principal from the approximately $2.5 million of subordinated promissory note holders to convert into approximately 4,917,930 shares of our common stock at a per share price of $0.36; and

•

a majority consent from the convertible promissory notes holders to extend the maturity date of the notes to November 15, 2005 and have converted them into 2,769,655 shares of our common stock at a per share price of $0.36.

We may use cash to acquire or invest in additional businesses or to obtain the rights to use additional technologies in the future.  Our expansion plans are critical to obtaining profitability and a shortage of funds would hinder those expansion plans and put into doubt our ability to become cash flow positive and profitable.

Because a portion of our cash inflows are expected to be generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results.  Such fluctuations can occur as a result of decreases in demand for our business activity management products, or due to other business risks including, but not limited to, those factors set forth under the caption “Risk Factors.”

Our independent registered public accounting firm  has stated in their report included elsewhere in this Annual Report that we have incurred losses from operations and have limited working capital that raise substantial doubt about our ability to continue as a going concern.  We hope to continue to fund operations through additional debt and equity financing arrangements that we believe may be sufficient to fund our capital expenditures, working capital, and other cash requirements for the year ending December 31, 2006.  The successful outcome of future financing activities cannot be determined at this time and there are no assurances that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2005 and 2004.

Item 7.

Financial Statements

To the Board of Directors and Stockholders

Vincera, Inc.:

We have audited the accompanying balance sheets of Vincera, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred operating losses since inception and has a deficit of stockholders’ equity of $5,355,909 which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

HELIN, DONOVAN, TRUBEE & WILKINSON, LLP

/s/ Helin, Donovan, Trubee & Wilkinson, LLP

Austin, Texas

March 17, 2006

VINCERA, INC.

Balance Sheets

As of December 31,

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$ 140,071	$ 907,653
Accounts receivable, net	17,000	1,518
Accounts receivable, related party	-	52,785
Other current assets	15,612	36,600
Total current assets	172,683	998,556
Property and equipment:
Computer equipment and software	77,230	56,950
Furniture and fixtures	3,500	3,500
Total property and equipment	80,730	60,450
Less accumulated depreciation and amortization	(53,178)	(33,912)
Net property and equipment	27,552	26,538
Issuance costs	186,809	-
Customer relationships acquired	-	340,770
Software acquired	99,000	642,828
Total assets	486,044	2,008,692
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	375,924	115,617
Accounts payable, related party	14,096	52,785
Note payable, related party	220,876	180,876
Deferred rent payable	2,075	6,225
Deferred revenues	23,396	12,400
Accrued interest payable	215,315	245,558
Subordinated notes payable	800,000	2,429,850
Convertible promissory notes payable	-	908,216
Total current liabilities	1,651,682	3,951,527
Common stock, , 18,533,411 issued and outstanding at December 31, 2005, subject to registration rights agreement, at fair value	4,052,319	-
Derivative liability, contingent warrants issued with common stock sales	96,149	-
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	41,803	-
Total long term liabilities	4,190,271	-
Total liabilities	5,841,953	3,951,527
Stockholders’ deficit:
Series A convertible preferred $.001 par value, 30,000,00 authorized, 2,869,285 and 9.923,062 shares issued and outstanding at December 31, 2005 and 2004, respectively	2,869	9,923
Additional paid-in-capital – Series A Preferred	1,431,757	4,951,592
Common Stock, $.001 par value, 100,000,000 shares authorized, 31,155,974 and 24,072,822 issued and outstanding at December 31, 2005 and 2004, respectively	31,156	24,072
Additional paid-in-capital	5,347,233	1,825,959
Note receivable from shareholders for purchase of stock	(6,250)	(6,250)
Accumulated deficit	(12,162,674)	(8,748,131)
Total stockholders’ deficit	(5,355,909)	(1,942,835)
Total liabilities and stockholders' deficit	$ 486,044	$ 2,008,692
See accompanying notes to financial statements.

VINCERA, INC.

Statements of Operations

Years Ended December 31,

	2005	2004
Revenues:
Royalties	$ 104,155	$ 39,040
Licenses	18,000	94,015
Services	209,574	20,532
Total revenues	331,729	153,587

Expenses:
Research and development	854,475	634,289
Sales, marketing, general and administrative	1,708,976	1,655,162
Depreciation and amortization	376,938	100,890
Loss on impairment of intangibles	526,926	-
Total operating expenses	3,467,315	2,390,341

Loss from operations	(3,135,586)	(2,236,754)

Other income (expense), net	(112)	(1,170)
Interest expense	(278,845)	(246,057)
Net loss	$ (3,414,543)	$ (2,483,981)

Basic and diluted loss per share	$ (0.13)	$ (0.10)

Weighted average common shares outstanding:	27,286,747	24,159,353
Basic and fully diluted

See accompanying notes to financial statements.

VINCERA, INC.

Statements of Stockholders’ Deficit

Years Ended December 31, 2005, 2004 and 2003

	Preferred Stock			Common Stock
	Shares	Par	APIC	Shares	Par	APIC	Shareholder Loans	Retained Deficit	Total Equity
Balances at December 31, 2003	9,923,062	$9,923	$4,951,592	5,741,908	$5,742	$968,353	$(10,000)	$(6,264,150)	$(338,540)
Stock issued for reduction in payables	-	-	-	240,000	240	11,760	-	-	12,000
Payments on notes	-	-	-	-	-	-	3,750	-	3,750
Stock issued for acquisition	-	-	-	16,681,122	16,681	817,375	-	-	834,056
Sales of stock	-	-	-	1,409,792	1,409	28,471	-	-	29,880
Net loss	-	-	-	-	-	-	-	(2,483,981)	(2,483,981)
Balances at December 31, 2004	9,923,062	$9,923	$4,951,592	24,072,822	$24,072	$1,825,959	$(6,250)	$(8,748,131)	$(1,942,835)
Exercise of common stock options	-	-	-	29,375	30	1,439	-	-	1,469
Common stock issued in exchange for preferred stock	(7,053,777)	(7,054)	(3,519,835)	7,053,777	7,054	3,519,835	-	-	-
Net loss	-	-	-	-	-	-	-	(3,414,543)	(3,414,543)
Balances at December 31, 2005	2,869,285	$2,869	$1,431,757	31,155,974	$31,156	$5,347,233	$(6,250)	$(12,162,674)	$(5,355,909)

See accompanying notes to financial statements

VINCERA, INC.

Statements of Cash Flows

Years Ended December 31,

	2005	2004
Cash flows from operating activities:
Net loss	$(3,414,543)	$(2,483,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash adjustments:		-
Non cash expense for common stock conversion	83,262	-
Loss on impairment write-down of intangibles	526,926	-
Depreciation and amortization	376,938	100,890
Changes in operating assets and liabilities:
Accounts receivable	(15,482)	7,804
Other current assets	20,988	(21,418)
Accounts receivable related party	52,785	(52,785)
Accounts payable and accrued liabilities	260,307	(57,98)
Accounts payable related party	(38,689)	52,785
Deferred Rent Payable	(4,150)	(4,150)
Deferred revenue	10,996	(49,500)
Interest payable	(30,243)	245,110
Net cash used in operating activities	(2,170,905)	(2,263,203)
Cash flows from investing activities:
Proceeds from exchange of common stock to acquire Vincera, Software, Inc.	-	2,276
Purchases of property and equipment	(20,280)	(6,925)
Net cash used in investing activities	(20,280)	(4,649)
Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes payable	-	908,216
Repayment of promissory notes	-	(30,000)
Repayment of notes receivable for stock purchase	-	3,750
Proceeds from issuance of subordinated notes payable	-	2,429,850
Proceeds (repayments), net from notes payable, related party	40,000	(175,000)
Proceeds from issuance of notes payable	191,000	-
Proceeds from sales of common stock	-	29,880
Proceeds from exercise of common stock options	1,469	-
Proceeds from sale of common stock subject to registration rights agreement, net of issuance costs	1,191,134	-
Net cash provided by financing activities	1,423,603	3,166,696

Net (decrease) increase in cash and cash equivalents	(767,582)	898,844
Cash and cash equivalents at beginning of period	907,653	8,809
Cash and cash equivalents at end of period	$140,071	$907,653

(Continued)

VINCERA, INC.

Statements of Cash Flows (continued)

Years Ended December 31,

	2005	2004
Supplemental disclosure of non-cash financing activities:
Common stock issued in conversion of preferred stock	$3,526,889	$-
Common stock subject to registration rights agreement issued for conversion of subordinated notes payable and interest	$1,770,455	$-
Common stock subject to registration rights agreement issued for conversion of convertible notes payable and accrued interest	$997,071	$-
Common stock subject to registration rights agreement issued for conversion of notes payable and accrued interest	$194,821	$-

Cash paid for interest	$24,323	$-

Exchange of common stock to acquire assets:
Accounts receivable acquired	$-	$2,087
Property and equipment acquired	-	11,453
Customer relationships acquired	-	371,748
Software acquired	-	701,268
Deferred revenues assumed	-	(61,900)
Notes payable, related parties assumed	-	(192,876)
Common stock issued	-	(834,056)
Cash proceeds	$-	$2,276
Stock issued for notes receivable	$-	$10,000

See accompanying notes to financial statements.

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

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

On August 23, 2004, Smarte Solutions, Inc. acquired Vincera Software, Inc. and concurrently changed its name to Vincera, Inc.

The Company filed a Form 10-SB dated September 12, 2005, Amendment number 1, dated October 26, 2005, Amendment Number 2 dated November 21, 2005, and Amendment 3 dated December 28, 2005 in connection with the Company’s private placement.

(2)

Summary of Significant Accounting Policies

(a)

Basis of Accounting

These financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles whereby revenues are recognized in the period earned and expenses when incurred.

(b)

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2005 and 2004, the Company’s cash equivalents consisted of money market funds.

(c)

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are generally eighteen months to five years.  Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

 (d)

Research and Development Costs

Financial accounting standards provide for the capitalization of certain software development costs once technological feasibility has been established and the evaluation of the recoverability of any capitalized costs on a periodic basis.  The Company’s software products have historically reached technological feasibility late in the development process, and development costs incurred after technological feasibility and prior to product release have been insignificant to date.  Accordingly, no development costs have been capitalized to date, and all research and product development expenditures have been expensed as incurred.

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

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

 (2)

Summary of Significant Accounting Policies (continued)

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

(g)

Stock-Based Compensation

The Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), which allows the use of the intrinsic value method.

If the Company had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with SFAS No. 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

	Years ended December 31,
	2005	2004
Net loss as reported	$(3,414,543)	$(2,483,981)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of the related tax effects	(19,473)	(19,232)
Pro forma net loss	$(3,434,016)	$(2,503,213)
Net loss per share
Basic and diluted – as reported	$(0.13)	$(0.53)
Basic and diluted - pro forma	$(0.13)	$(0.54)

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R).  SFAS 123R eliminates the use of the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grand date in its income statement instead of pro forma disclosures in its financial statement footnotes.  The grant-date fair value will be estimated using option-pricing models adjusted for unique characteristics of those equity instruments.  Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing of cash inflow rather than as a reduction of taxes paid.  SFAS 123 as amended is effective in the first annual effective reporting period that begins after December 15, 2005 (January 1, 2006 for the Company).  As of the required effective date, entities that used the fair-value-based method under the original Statement 123 will apply this revised statement using a modified version of prospective application. The Company has adopted SFAS 123R as of January 1, 2006.  Although the Company cannot estimate the exact amount at this time, the Company expects that the adoption of this statement could have a material effect on the financial statements.

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

(2)

Summary of Significant Accounting Policies (continued)

(h)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, which consist primarily of equipment and software, customer lists acquired and software acquired for impairment according to whenever events and changes in circumstances indicate.  Equipment and software is carried at cost less accumulated depreciation.  We assess these assets for recoverability in accordance with the provisions of statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144 and SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS 142.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors.  If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

At December 31, 2005, the Company performed an impairment analysis.  The Company determined that the customer relationships and software acquired in August 2004 were impaired.  The Customer relationships were fully impaired due to the uncertainty of continued future relationships and the expected cash flows.  Based on a discounted cash flow analysis prepared by the Company, an expense of $216,853 was recognized for the impairment of customer lists acquired and $310,073 expense was recognized for software acquired for the year ended December 31, 2005.  No significant impairments of long-lived assets were recorded in 2004.

(i)

Revenue Recognition

The Company derives revenue from software licenses, maintenance, and services.  Software licenses for the Company’s software typically contain multiple elements, including the product license, maintenance and/or other services.  The Company allocates the total fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.  This objective evidence of fair value is specific to the Company and consists either of prices derived from sales of elements when they sold separately, such as the renewal rate for the maintenance element, or the price established by management for sale of elements in the ordinary course of business.

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

Services include installation, basic consulting, as well as software customization and modification to meet specific customer needs.  Professional service fees that are provided under long-term contracts to install and customize software developed by the Company or third parties are recognized using the percentage of completion method.  Progress to completion is measured using costs incurred or milestones achieved compared to estimated total costs or contract milestones.  Provisions for estimated losses under the percentage of completion method are made for the entire loss in the period in which they become evident.  Revenue allocated to training and consulting service elements is recognized as the services are performed. The Company’s consulting services are not essential to the functionality of its products as: (i) such services are available from other vendors; and (ii) the Company has sufficient experience in providing such services.  Maintenance fees include technical support, bug fixes, and rights to upgrade on when-and-if-available basis associated with software licenses.  These fees are collected in advance and recognized ratably over the maintenance period.  Unrecognized maintenance fees are included in deferred revenue.

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

(2)

Summary of Significant Accounting Policies (continued)

(j)

Intangible Assets

The Company capitalizes costs related to software developed by third parties that were not acquired in a business combination.  Intangible assets were being amortized using the straight-line method over the contractual license period for licensed technology.  Intangible assets from the acquisition of customer relationships and software are being amortized using the straight-line method over three years.  During the twelve months ending December 31, 2005 and 2004, amortization totaled $154,895 and $30,979, respectively, for customer relationships and $292,195 and $58,439, respectively, for software acquired.

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

At December 31, 2005, the Company performed an impairment analysis.  The Company determined that the customer relationships and software acquired in August 2004 were impaired.  The Customer relationships were fully impaired due to the uncertainty of continued future relationships and the expected cash flows.  Based on a discounted cash flow analysis prepared by the Company, an expense of $216,853 was recognized for the impairment of customer lists acquired and $310,073 expense was recognized for software acquired for the year ended December 31, 2005.  No significant impairments of long-lived assets were recorded in 2004.

(k)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximates their fair values due to their short maturities.

(l)

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

Incremental common shares attributable to the exercise of outstanding options and warrants totaling 4,318,956 and 5,289,717 as of December 31, 2005 and 2004, respectively, were excluded from the computation of diluted loss per share because the effect would be antidilutive.

 (m)

Customer Concentration

During years ended 2005 and 2004, the Company experienced a revenue concentration in customers as follows:

	2005	2004
Customer A	55%	20%
Customer B	31%	25%
Customer C	0%	20%

The loss of these customers could have a materially adverse affect on financial results.

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

(2)

Summary of Significant Accounting Policies (continued)

(n)

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	2005	2004
Legal and settlement fees	$135,000	$-
Broker fees and commissions	124,000	-
Accounts payable and other accruals	116,924	115,617
Total accounts payable and accrued liabilities	$375,924	$115,617

(o)

Derivative Financial Instruments

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in Common Stock.”  Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value.  When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The value of the derivative liabilities relating to the warrants issued to purchase the Company’s common stock in our financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions.  As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of the Company’s common stock, the amount of shares converted by common stock holders in connection with the warrants.  Consequently, our financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenues and expenses.  See Note (7) regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments held by the Company as of December 31, 2005 were not designated as hedges.

(p)

Recently Issued Accounting Pronouncements

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29 (“SFAS 153”).  SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS 153 were required to be applied prospectively.  SFAS 153 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”).  The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable.  It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS 154 is not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

(3)

Liquidity and Capital Resources (continued)

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

To address its cash needs, the Company has engaged an investment banker and is currently in the process of raising funds through a private placement.  The Company intends to raise up to $10.225 million, with a minimum raise, or initial close, of $1.0 million which it achieved in November 2005.  At the intended maximum raise of $10.225 million, the Company would have approximately $8.9 million in net proceeds.  The Company had received net cash proceeds of $980,562 on the first close of the private placement in November 2005.  The Company will run out of cash in 2006 if it does not secure additional capital or does not generate sufficient cash through operations.

Concurrent with the private placement the Company began seeking consents and waivers of Subordinated Note holders to convert their notes and accrued interest to shares of the Company’s common stock at $0.36 per share.  As of December 31, 2005, $1,770,445 had been converted.  If the Company is unable to receive consent from all note holders, the Company would be required to renegotiate the terms and conditions of those notes.

The Company also converted approximately $1 million in convertible promissory notes and accrued interest and approximately $194 thousand in short term promissory notes and accrued interest into the Company’s common stock.

(4)

Commitments and Contingencies

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business.  Although the resolution of these matters is not currently known, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.  The Company recently settled a lawsuit that it filed against Bit-Arts after the Company was notified by Bit-Arts that it believed the Company was in default of the license agreement between the Company and Bit-Arts (for failing to pay royalties, market their software and comply with licensing terms) and demanded that the Company cease incorporating Bit-Arts technology effective January 6, 2005.  The Company believed that it had not breached the agreement and filed a lawsuit in the Supreme Court of New York, County of New York on January 4, 2005 seeking a declaratory judgment that the Company had not breached the license agreement between Bit-Arts and the Company, seeking temporary and permanent injunctive relief and seeking damages resulting from Bit-Arts breaches of the agreement and tortious interference with the Company’s customers.  The Company obtained a temporary restraining order on January 5, 2005.  Bit-Arts removed the case to the United States District Court for the Southern District of New York.  On February 10, 2005, the Company and Bit-Arts stipulated to the United States District Court, Southern District of New York, that the Action was settled pursuant to a Settlement and Amendment Agreement by and between the parties, and the case was dismissed with prejudice.  The Settlement Agreement released all claims of breach against both parties.  This allowed the Company to continue to sell and support its products that contain the Bit-Arts technology until December 31, 2005.  After December 31, 2005, Bit-Arts was contractually obligated to service and support the Company’s customers who may be currently under a support contract, and the Company would continue to receive seventy percent (70%) of all revenues generated from Microsoft’s usage of the Company’s products that are currently installed for the first six months of 2006, and then after June 30, 2006 until such time as Microsoft discontinues usage of the Company’s products, the Company will receive fifty percent (50%) of all revenues generated from Microsoft’s usage of the Company’s products.  After December 31, 2005, the Company removed all Bit-Arts technology from the Company’s products and offerings, and the Company would not be entitled to any other revenues, with the exception of Microsoft, from the Bit-Arts technologies that the Company had licensed.

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

(4)

Commitments and Contingencies (continued)

Litigation (continued)

The Company has developed its own technologies for protecting the Company’s customers’ IP that is distributed in electronic format through Portable Format Documents, or PDF’s.  The Company’s VAM solution does not rely on any technologies provided by Bit-Arts, so going-forward this settlement will not impact the Company’s offerings.  In addition, the following occurred: (1) Bit-Arts provided the Company with a modified version of its’ technology that provides the full level of protection required by one of the Company’s major customers; (2) Bit-Arts would not receive any payment of royalties for any royalty-bearing product sold by the Company until a current outstanding receivable from Bit-Arts to the Company in the amount of $56,573 had been extinguished; and (3) the Company transferred approximately 1.5% out of the 2.69% of stock in Bit-Arts back to Bit-Arts.  Subsequently, on September 30, 2005, the Company was notified that a petition in a case ancillary to a foreign proceeding was filed in the United States Bankruptcy Court for the Southern District of New York, requesting an order for relief under 11 U.S.C. Section 304.  The petitioners were Stephen Katz and David Birne, (the “Petitioners”), as Joint Administrators of Bit-Arts, Ltd., debtor in a foreign proceeding.  In addition, the same petitioners filed a Verified Petition, pursuant to Section 304 of the Bankruptcy Code, to Commence a Case Ancillary to a Foreign Proceeding in the United States Bankruptcy Court for the Southern District of New York.  The petition stated that in July 2004 funding was being sought by Bit-Arts to continue operations.  Guildhall Trading Company Limited (“Guildhall”) made a loan that was advanced in a series of traunches from July 2004 to July 2005.  In connection with the loan, Guildhall was granted a security interest in substantially all of Bit-Arts assets.  Guildhall made formal demand on its outstanding debenture.  Consequently, on July 15, 2005 a petition for administration was presented by Guildhall to the High Court of England pursuant to Paragraph 14 of Section B1 of the Insolvency Act 1986.  By Order, dated July 1, 2005, the High Court appointed the Petitioners as the Administrators.  The petition sought that Bit-Arts’ assets located in the United States be afforded the same protection as their assets located in England.  On October 7, 2005, the United States Bankruptcy Court for the Southern District of New York granted the preliminary injunction order to the petitioners, and on March 16, 2006 the United States Bankruptcy Court for the Southern District of New York granted the Order.  At the end of 2005, the Company was notified by the Administrators that the assets of Bit-Arts were sold to an undisclosed party.

Based on the bankruptcy proceedings, the Company had requested that the administrators for Bit-Arts either (i) provide support for the Company’s current customers, or (ii) grant the Company access to the source code escrow for the Bit-Arts technologies so that the Company may continue to provide support for its current customers.  To date, the Company’s requests have not been honored, but the Company will continue to pursue relief although at this point with the assets of Bit-Arts having been acquired by an undisclosed entity the Company believes that the likelihood of having its support needs addressed is very remote.  If the Company is not successful in either obtaining support or access to the source, the Company may lose some of its current customers and their associated royalties.  In addition, with the Company’s focus on our new VAM solutions, the Company believes the impact to its revenues for Bit-Arts related technologies will be minimal.  The Company’s new VAM solutions do not contain any Bit-Arts technologies, so the Company believes that the outcome of these proceedings will not impact the Company’s offerings going-forward.

Scott McAllister, one of the Company’s shareholders, filed a lawsuit against the Company in the 261st Judicial District Court in Travis County, Texas, on January 14, 2005, asserting that the Company breached an alleged oral contract, promissory estoppel, and fraud in a 2003 stock transaction.  On June 6, 2005, the lawsuit was amended by the plaintiffs to include Mr. Mark Eshelman, the Company’s current Director of Sales Development and former executive officer and board member, and Mr. Bala Vishwanath, the Company’s former Chairman, CEO and CSO, as defendants in this lawsuit.  Mr. McAllister is seeking damages of $189,000 plus attorneys fees.  Mr. McAllister claims that he is owed these sums for services allegedly performed, and promises made by the Company, in connection with the Company’s securities offerings.  The services allegedly performed were the introduction of Fifth Street Capital LLC to the Company, whereby Mr. McAllister believes he is entitled to a commission for all monies raised by Fifth Street Capital LLC on behalf of the Company, including the Bridge Loan and the proposed initial public offering that the Company withdrew in July 2005.  The alleged promises made were regarding the

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

(4)

Commitments and Contingencies (continued)

Litigation (continued)

Company’s performance and the status of fund raising in 2003.  The Company denies the allegations and intends to vigorously defend this lawsuit.  On March 1, 2006, Mr. McAllister amended his pleadings and dismissed the fraud claims against the Company and the claims against Mr. Eshelman and Mr. Vishwanath.

The trial ended on April 6, 2006 and the jury found in favor of the Company and the lawsuit was terminated.

Michael B. Shapiro, former CEO of the Company (at the time the Company was known as Smarte Solutions) has filed a lawsuit against the Company and Mr. Bala Vishwanath, the Company’s former Chairman, CEO and CSO, in the 126th Judicial District Court in Travis County, Texas on March 22, 2005 which was served on the Company on April 4, 2005, asserting that the Company breached various agreements, made representations regarding compensation that were false, and made promises regarding his compensation that were false.  Mr. Shapiro is seeking damages of the reasonable value of the stock options that were alleged to have been either refused to be granted or allowed to be exercised by the Company, reasonable value of the services provided to the Company while acting as the CEO and while acting on the Company’s advisory board (which has been estimated to be at least $400,000 by Mr. Shapiro), punitive damages, attorney’s fees, all costs of the proceedings, interest on said sums as provided by law, and such other and further relief to which Mr. Shapiro may show himself justly entitled.  Although the Company denies the allegations alleged in the suit, the Company has determined that it was in the Company’s best interest to enter into a settlement agreement with Mr. Shapiro.  On February 27, 2006, the Company, Mr. Vishwanath, and Mr. Shapiro signed the settlement agreement and the agreement has been submitted to the bankruptcy court which is handling Mr. Shapiro’s proceeding.  Once the bankruptcy court has approved the transaction, the settlement will be final and the Company will be required to pay Mr. Shapiro $35,000 and 90,000 shares of common stock.

CRS, LLC (“CRS”), a Washington limited liability company, filed a lawsuit against the Company in the United States District Court for the Western District of Washington in Seattle on June 14, 2005.  The suit was originally filed by CRS against Bit-Arts, LTD., a foreign company, and Bit-Arts, Inc., a Delaware corporation, alleging patent infringement of two patents by making, using, selling and/or offering for sale without authorization, products which embody one or more claims of the patents.  The Company was added to the amended complaint on June 14, 2005 because the Company was the exclusive distributor of the Bit-Arts products allegedly infringing on the two patents, and the Company continues to have a license to distribute the Bit-Arts products through November 2006.  CRS was seeking: (a) the defendants be adjudged to have infringed the patents; (b) all parties be permanently restrained and enjoined from directly or indirectly infringing on the patents; (c) an accounting and award of damages by reason of the infringement; (d) an award of prejudgment and post judgment interest, exemplary damages and costs; (e) award of damages, punitive damages, attorney’s fees, and prejudgment interest; and (f) CRS be awarded such other relief as the Court may deem just, equitable, and proper.  If the Company were to be unsuccessful in its defense of this lawsuit, and if the CRS were to be able to establish substantial damages, the Company could be forced to pay an amount, currently unknown, which could have an adverse effect on the Company’s business. In addition, although the Company believes that the Company would be entitled to indemnification in whole or in part for any damages and costs of defense, there could be no assurance that the Company would be successful on the indemnification claim or recover all or a portion of any damages assessed or expenses incurred, especially in light of the filing for receivership and the sales of the assets of Bit-Arts to an undisclosed entity at the end of 2005.  On February 28, 2006, the Company entered into a settlement agreement with CRS, LLC (“CRS”), whereby for the amount of $35,000 CRS dismissed the lawsuit against the Company with prejudice and agreed not to sue the Company in the future for patent infringement arising out of the sales of Bit-Arts products that occurred prior to the execution of the settlement agreement.

At December 31, 2005 the Company had accrued approximately $135,000 for settlement and legal expenses related to these actions, and none were accrued in 2004 as the expenses at that time could not be reasonably estimated.

Operating Leases

In February 2006 the Company entered into a two year lease for office space, and future minimum payments are $82,775 in 2006, $90,300 in 2007, and $7,525 in 2008.

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

(5)

Income Taxes

As a result of accumulated net operating losses, the Company has not recorded a provision for income taxes.  The components of the deferred tax assets and related valuation allowance are primarily the result of net operating loss carryforwards for both GAAP and tax basis of approximately $8.1 million and $6.5 million at December 31, 2005 and 2004 respectively.

In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.  Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets.  The valuation allowance increased by approximately $850 thousand and $860 thousand during the years ended December 31, 2005 and 2004, respectively.

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

(6)

Notes Payable

Convertible Promissory Notes Payable

In December 2003, the Company began issuing a new series of convertible notes payable designated as Convertible Promissory Notes Payable.  As of December 31, 2005, the total of these notes was $908,016.  These notes accrued interest at 6.37%.  On May 1, 2005 the Convertible Promissory Notes Payable matured, but were not repaid by the Company and were in default.  In November 2005, the Company converted the Convertible Promissory Notes Payable and accrued interest totaling $997,071 into 2,769,655 shares of common stock at a conversion price of $0.36 per share.  The Company did not receive any cash proceeds from the conversion of these notes and incurred no commissions or compensation paid to the placement agent or any other entity.

Subordinated Notes Payable

During June through August of 2004, the Company issued $2,429,710, in Subordinated Promissory Notes (Subordinated Notes).  The Subordinated Notes carry an interest rate of 10%, are subordinate to the other credit agreements and trade payables of the Company, and have maturity dates of one year from their respective issuance dates.  The Subordinated Notes are subject to a Security Agreement whereby the Company has granted a security interest in certain collateral to secure the payment of the Subordinated Notes and other obligations.  Concurrent with the issuance of the Subordinated Notes, the Company had issued Stock Purchase Warrants equal to 7% of the principal amount of the Notes to purchase Common Stock in the Company.  Each warrant holder shall have the right to purchase Common Stock of the Company from time to time on and before the earlier of (i) immediately prior to the consummation of a best efforts commitment, underwritten public offering or (ii) until the third anniversary date following the grant date of each Stock Purchase Warrant.  Each Stock Purchase Warrant shall expire and be of no further force or effect upon the earliest of (i) the third anniversary date following the grant date of each Stock Purchase Warrant, (ii) twelve (12) months following the consummation of a best efforts commitment, underwritten public offering (“Public Offering”), (iii) the sale of all or substantially all of the Company’s assets, or (iv) immediately prior to any merger or consolidation of the Company in which the Company is not the surviving entity. Each warrant granted is fully vested and is exercisable at a price per share equal to (i) the per share price of the Company’s Common Stock issued in a Public Offering or (ii) $0.50 in the event a Public Offering does not occur.

No value was assigned to the stock purchase warrants at the time based on the then estimated value of the common stock of $0.05 per share.

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

(6)

Notes Payable (continued)

Subordinated Notes Payable (continued)

From June to August 2005, the Subordinated Notes matured, but were not repaid by the Company and were in default. From September through December 31, 2005 the Company received consents from certain holders of the Subordinated Notes to convert the principal and interest to shares of the Company’s common stock at $0.36 per share by canceling their indebtedness. The Company converted Subordinated Notes and accrued interest totaling $1,770,455 into 4,917,930 shares of common stock at $0.36 per share and issued warrants to purchase 2,458,965 common shares at $0.50 per share.  These warrants expire 18 months from the date of the Company’s final close of the private placement (Note 3).

As compensation to the placement agent, the Company will pay commissions of approximately $124,000 in cash, and issued 49,179 common stock shares, warrants to purchase 344,255 common shares at $0.36 per share, and warrants to purchase 196,717 common shares at $0.594 per share.  These warrants are exercisable for a period of 18 months from the date of the final close of the private placement (Note 3).  The fair value of the common stock and warrants totaled approximately $35,000.  A total of $158,000 was charged to consulting fees related to this transaction.

One note holder with a principal amount of $100,000 requested repayment of the note in cash.  The Company paid approximately $56,370 in principal and interest to the holder during 2005, and plans to repay the remaining balance of $50,000 of principal with interest on the second close of escrow in the private placement.

Note Payable Related Party

On November 2, 2005 an Officer of the Company issued a note with a principal amount of $40,000 and a maturity date of the initial close of the escrow account for the private placement, or in any event not later than November 30, 2005.  The note carries an interest rate of 6.375% with similar terms as the other short term promissory note holders.  The note also provides for a warrant for 30,560 shares of the Company’s common stock at an exercise price of $0.50 per share with an expiration date of 18 months from the date of the final closing of the private placement.  The fair value of this warrant was not material and has been aggregated with the warrants issued with the notes payable below.  This note has not been repaid and the Company is accruing interest at 6.375% per annum per the note agreement.  The Company intends to pay this note on or before the final close of the private placement.

Notes Payable

On June 27, 2005, the Company issued a short term promissory note in the amount of $100,000.  The note had a maturity date of August 1, 2005 and a fixed rate of interest of $1,000 with principal and interest due and payable on the maturity date.  This note matured but was not repaid on August 1, 2005.  The note and accrued interest totaling $103,000 was converted into 286,111 shares of common stock at $0.36 per share in November 2005.  As part of this transaction, the Company issued warrants to purchase 71,528 shares of Company’s common stock at $0.50 per share which may be exercised for a period of 18 months from the date of the final close of the private placement (Note 3).  The warrants for the note payable related party above, and the notes payable combined, had only a nominal aggregated value of $2,290.

During July 2005, the Company issued two promissory notes totaling $55,000 with annual interest rates of 6.375% maturing on August 15, 2005.  The notes were not repaid on August 15, 2005, but subsequently, the principal and interest due on these notes totaling $55,821 was converted into 155,059 shares of the Company’s common stock at $0.36 per share. As part of this transaction the Company issued warrants to purchase 38,765 shares of the Company’s common stock at $0.50 per share which are exercisable for a period of 18 months from the date of the final close of the private placement (Note 3).  These warrants had only a nominal value and were aggregated with the other warrants issued for notes payable and note payable related party.

During August 2005, the Company issued one note for $50,000 and one note for $125,000 with annual interest rates of 60% and maturity dates of October 26th and 29th, 2005 respectively.  The notes matured and the Company was granted extensions on these notes until November 2005.  In November 2005, one note holder converted $36,000 of the $50,000 principal into 100,000 shares of common stock at a per share price of $0.36 by canceling that indebtedness and then taking the balance of $19,000 of principal and interest in cash.

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

(6)

Notes Payable (continued)

 Notes Payable (continued)

The other note holder was paid in cash for the principal and interest.  During October 2005, the Company issued one note for $50,000 with an annual interest rate of 6.375%, with a maturity date of November 13, 2005.  The note also provides for a warrant to purchase 38,194 common stock shares at an exercise price of $0.50 per share with an expiration date of 18 months from the date of the final close of the private placement (Note 3).  These warrants had only a nominal value, and as such no value has been assigned.  The note was repaid by the Company on November 3, 2005.

(7)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each common stockholder is entitled to one vote per share of common stock owned.

During the period the Company issued 7,053,777 of shares of common stock in exchange for 7,053,777 of Series A Preferred stock.

On November 2, 2005, the Company had an interim close of the private placement of 3,027,698 shares of its common stock to accredited investors for a cash price of $0.36 per share. Each investor also received a five year warrant to purchase common shares representing twenty-five percent of their investment at an exercise price of $0.36 per share.  These warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering and were valued at approximately $83,000 and have been capitalized as issuance costs. The gross proceeds of the offering were $1,089,972.  Legal expenses were approximately $27,000, the placement agent received a cash fee of approximately $77,000 and was issued 30,277 shares of common stock, a warrant to purchase 211,939 shares of common stock at an exercise price of $0.36 per share, and a warrant to purchase 121,108 shares of common stock at an exercise price of $0.594 per share.  These warrants are exercisable for a period of 18 months from the date of the final close of the private placement.  The shares of Common stock and warrants issued to the placement agent were valued at $22,000 and have been recorded as capitalized issuance costs.

During 2005 Company issued a total of 17,699,061 shares of common stock through sales, conversion of preferred stock (Note 8), and conversion of debt (Note 6).  These common shares, with the exception of the shares issued for the conversion of preferred stock, are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.  The Company is also required to issue penalty warrants in an aggregate of 3,215,890 shares of common stock to the purchasers of the common stock should the Company be unable to comply with the registration statement timeline defined in the common stock agreement.  These warrants have been valued at $96,149 using the Black-Scholes model with the following assumptions: exercise price of $ 0.36 per share; dividend yield rate of 0%, volatility factor of 25%, and risk free interest rate of 4.25% and a term of 18 to 60 months.

The shares of common stock issued in 2005 through the sale of these securities, and through the conversion of notes payable are subject to an agreement to register these shares.  As the registration of common stock is not within the control of the Company, and the potential damages for failure to register are not immaterial, these shares have been recorded as a liability in accordance with EITF 00-19.  These instruments were measured at fair value and will be marked to market each quarter with the change in fair value recorded in the income statement based on fair value of the Company’s common stock.

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

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

In connection with the sale of the promissory notes payable that were converted to Series A Preferred Stock in 2003, the Company issued warrants to purchase 2,154,028 shares of Series A Preferred Stock.  No value was assigned to the warrants when issued, as the value of these warrants was zero.  These warrants allow for the purchase of Series A Preferred Stock at $0.50 per share and expire in November 2011.

Each share of Series A Preferred Stock shall automatically be converted by the Company into shares of common stock at the Series A Conversion Price at the time in effect immediately upon the Company’s sale of its common stock in a public offering pursuant to a registration statement filed under the Securities Act of 1933, as amended. The Series A Conversion Price in effect for an offering discussed at the time was $0.50 per share, therefore the Preferred Stock is convertible into 9,923,062 shares of common stock.  The preferred stock can be converted to common stock at the option of the holder at any time into shares of the Company common stock, initially at a conversion price of $0.50 per share, subject to adjustment upon the issuance of shares of our common stock (or securities convertible into shares of our common stock) at a price per share less than the conversion price of the Series A shares then in effect.  Additionally, the liquidation preference of Series A Preferred Stock is in the amount equal to their stated value of $0.50 per share plus declared and unpaid dividends.  The holders of the Series A shares shall be entitled to receive, when and as declared by the Company’s board, but only out of funds that are legally available, cash dividends at the rate of 8% per year.  The holders of the Series A preferred shares are entitled to vote equally with the shares of the Company’s common stock, and in addition are entitled to elect one member of the Company’s board of directors.  The Series A Preferred Stock does not have any contractual registration rights.

The Company is authorized to issue up to 30,000,000 shares of preferred stock, of which 15,000,000 shares have been designated as Series A Convertible Preferred Stock.

In conjunction with the Company’s private placement and the filing of the Company’s Form 10-SB, the Company has sought and received the consent of the holders of 7,053,777 shares of the Series A Preferred Stock to convert into 7,053,777 shares of the Company’s common stock.  This conversion occurred in 2005.  These shareholders continue to hold warrants to purchase 2,154,028 shares of Series A Preferred Stock.  These warrants do not have any contractual registration rights.

The Company is seeking the consents and waivers for conversion of the remaining shares as well as consents converting the warrants to purchase preferred shares into warrants to purchase the Company’s common stock.  There is no assurance that the Company can obtain the necessary consents and waivers to convert the remaining shares, which could have a material adverse effect upon the Company.

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

Years Ended December 31, 2005 and 2004

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

Under the Plan, stock bonuses and restricted stock awards in the form of shares of common stock may be issued directly to employees, members of the Board of Directors, or other individuals.  Shares of common stock issued as stock bonuses may vest immediately, or in one or more installments, at the discretion of the Board of Directors.  Recipient of stock bonuses and restricted stock awards have full stockholder rights with respect to any shares of common stock issued, regardless of whether such shares are vested.  During 2005 and 2004, no shares of common stock were issued as stock bonuses or restricted stock awards.

Stock options issued under the Plan have vesting schedules as determined by the Board of Directors, which are generally four years. Unless terminated at an earlier date by action of the Board of Directors, the Plan terminates on November 4, 2012.  The Company had 3,436,458 and 4,817,708 shares of common stock available for future grants under the Plan at December 31, 2005 and 2004, respectively.

The weighted-average fair value of stock options on the date of grant to employees during 2005 and 2004 was $0.101 and $0.014, respectively, using the Black-Scholes option pricing model with the following assumptions:  expected dividend yield of 0%, risk-free weighted average interest rate of 4.25%, volatility of 25% and an expected life of five years.

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

Options granted to non-employees were recorded at fair value in accordance with SFAS No. 123 and EITF 96-18. These options were issued pursuant to the Plan and are reflected in the disclosures below.  Compensation expense related to these options was not material for each of the years ending December 31, 2005 and 2004.

Under the Company’s Plan, of the 9,000,000 shares that are authorized to be issued, the Company has:

•

Options to purchase 3,560,000 shares of the Company’s common stock have been issued under the Plan and are outstanding as of December 31, 2005;

•

The Company may issue up to an additional 3,436,458 options, stock bonus awards or restricted stock awards (including as a result of options to purchase 5,161,438 shares that were granted under the Plan, have expired and are available for future grants under the Plan); and

•

Options to purchase 2,003,542 shares have been exercised and are no longer available for future grants.

A summary of activity in common stock options for the years ended December 31, 2004 and 2005 are as follow, and includes options granted through the Plan and outside the Plan:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding December 31, 2004	4,881,500	$0.001- $0.15	$0.04

Options granted	3,375,000	$0.07 - $0.36	$0.09
Options exercised	(29,375)	$0.05	$0.05
Options forfeited	(1,960,125)	$0.05 - $0.36	$0.18

Options outstanding ,September 30, 2005	6,267,000	$0.001-$0.36	$0.06

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

(9)

Common Stock Option/Stock Incentive Plan (continued)

The following is a summary of options outstanding and exercisable at December 31, 2005:

Outstanding			Vested and Outstanding
Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Vested Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
6,267,000	6.1	$0.06	3,757,796	5.05	$0.06

(10)

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

(11)

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

The Company’s business arrangement with Bit-Arts is that the Company pays a royalty fee for every product sold that contains the Bit-Arts technology.  In addition, the Company provides first level support for the products sold.  In return, Bit-Arts provide the development of the technologies and support of the Company for any technical customer support issues.  The original term of the agreement is a five year agreement, terminating on October 31, 2007.  The agreement end date was modified to December 31, 2005 according to the terms of the settlement agreement between the Company and Bit-Arts (Note 4).

Vincera Software, Inc. entered into a Software Assignment Agreement, effective November 25, 2002, with a corporation (the Assignor) to acquire the rights to a software platform and online tools used to enable the creation of full featured content and application portals.  This software was incorporated into Vincera Software Inc.’s own software applications to enhance its features.  As a part of this agreement, Vincera Software, Inc. has paid the Assignor $25,000, which was included in prepaid expenses and other current assets in Vincera Software, Inc.’s balance sheet.  Also as part of this agreement, Vincera Software, Inc. had agreed to pay the Assignor a royalty (to be paid on a quarterly basis) of two percent (2%) of all License Revenue, that contains this assigned technology, for a period of five (5) years ending on November 30, 2007.  As part of the acquisition of Vincera Software, Inc., the Company has assumed this agreement.  The amount of this license is recorded on the Company’s balance sheets as other current assets.

At December 31, 2005, the Company performed an impairment analysis.  The Company determined that the customer relationships and software acquired in August 2004 were impaired.  The Customer relationships were fully impaired due to the uncertainty of continued future relationships and the expected cash flows.  Based on a discounted cash flow analysis prepared by the Company, an expense of $216,853 was recognized for the impairment of customer lists acquired and $310,073 expense was recognized for software acquired for the year ended December 31, 2005.  No significant impairments of long-lived assets were recorded in 2004.

(12)

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

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

(12)

Related Party Transactions (continued)

The notes provides for a 1.5% interest rate per month as long as the notes remain unpaid.  Upon default, per the note agreements, the Company began accruing interest on these notes.  The Company intends to pay these notes on or before the final close of the private placement

During the years ended December 31, 2005 and 2004, the Company made royalty payments to Bit-Arts totaling $0 and $4,150 respectively, and accrued approximately an additional $17,884 and $29,000, respectively, in royalties payable.

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

Convertible Promissory Notes Payable

One director participated in the convertible promissory notes for $874,000 which was converted into Series A Preferred Shares in 2003 (Note 8).  These shares were subsequently converted into shares of our common stock in 2005.  One director participated in the Convertible Promissory Notes for $250,000, which was converted into shares of our common stock in 2005 (Note 6).  The directors had agreed to the same terms and conditions as the other participants.  One director resigned from the board effective November 20, 2004.

(13)

Subsequent Events

On January 26, 2006, the Company had an interim close of the private placement of 1,742,119 shares of its common stock to accredited investors for a cash price of $0.36 per share.  Each investor also received a five year warrant to purchase common shares representing twenty-five percent of their investment at an exercise price of $0.36 per share, which warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the private placement.  The gross proceeds of the offering were approximately $620,000.  Legal expenses were approximately $31,300.  The placement agent received a cash payment of approximately $43,901, and was issued 17,421 shares of common stock, a warrant to purchase 121,948 shares of common stock at an exercise price of $0.36 per share, and a warrant to purchase 69,685 shares of common stock at an exercise price of $0.594 per share.  These warrants are exercisable for a period of 18 months from the date of the final close of the private placement.  The common shares and warrants issued to the placement agent were valued at $6,300.

As of March 31, 2006, the Company received additional consents and waivers from the holders of 769,511 shares of our Preferred Series A Stock, and the Company converted those shares of our Preferred Series A Stock in to 769,511 shares of our common stock.

As of March 31, 2006, the Company received additional consents from two holders of the Company’s Subordinated Promissory Notes to convert their principal and interest totaling $173,973 into 483,258 shares of the Company’s common stock at $0.36 per share.  As part of this transaction the Company issued warrants to purchase 241,629 shares of common stock at a strike price of $0.50 per share with an expiration date of 18 months from the final close of the private placement (Note3).

VINCERA, INC.

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

(13)

Subsequent Events (continued)

A Subordinated Promissory Note holder has requested repayment of their $100,000 note (refer to Note 6). During 2005, the Company paid approximately $56,370 in principal and interest, with the balance due upon the second closing of escrow of the private placement.  In 2006, a current stockholder purchased the remaining portion of the Subordinated Promissory Note from its’ holder for approximately $57,616.  This stockholder consented to convert the principal and interest in to 160,046 shares of common stock at $0.36 per share in exchange for this indebtedness.  As part of this transaction the Company issued warrants to purchase 241,629 shares of common stock at a strike price of $0.50 per share with an expiration date of 18 months from the final close of the private placement (Note 3).

On April 6, 2006, a jury ruled in favor of the Company in the lawsuit filed by Scott McAllister ending the lawsuit.  The Company is only obligated to pay for its own legal expenses, estimated at approximately $45,000 which the Company has accrued at year end December 31, 2005.

Also on April 6, 2006 he Company had an interim close of the private placement of 1,552,211 shares of its common stock to 11 accredited investors for a cash price of $0.36 per share.  Each investor also received a five year common stock purchase warrant for 25% of their investment at an exercise price of $0.50 per share, which warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering.  The aggregate proceeds of the offering were $558,796.  The placement agent received a fee of approximately $39,115, a warrant to purchase 108,655 shares of common stock at an exercise price of $0.36, a warrant to purchase 37,629 shares of common stock at an exercise price of 40,594 per share and 15,522 shares of common stock.  These warrants are exercisable for a period of 18 months from the date of the final close of the offering.

In addition, in 2006, the Company issued 160,046 shares of common stock in exchange for the cancellation of indebtedness outstanding pursuant to a subordinated promissory note, at the conversion price of $0.36 per share to one note holder.  In conjunction with the cancellation of the note, the Company issued a warrant for 80,023 shares of common stock at an exercise price of $0.50 per share to the holder.  This warrant is exercisable for a period of 18 months from the date of the final close of the offering.  The Company received no cash proceeds from the conversion.  The placement agent was paid 1,600 shares of common stock, approximately $4,033, a warrant to purchase 11,200 shares of common stock at an exercise price of $0.36 per share, plus a warrant to purchase 3,880 shares of common stock at an exercise price of $0.594 per share.  This warrant is exercisable for a period of 18 months from the date of the final close of the offering.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended December 31, 2005, the period covered by this Annual Report on Form 10-KSB.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting during the year ended December 31, 2005.

Item 8B.

Other Information

None

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Our directors and executive officers, and their ages and positions as of December 31, 2005 are as follows:

Name	Age	Position	Served as Director or Executive Officer Since
David R. Malmstedt	50	President and Chief Executive Officer and Director	2004
Kevin Schick	51	Chief Marketing Officer	2005
Puru Agrawal	31	Chief Technology Officer	2004
Dennis Bell	52	Vice President, Sales	2005
Ken Murphy	67	Director	2002

David R. Malmstedt has served as our Chief Executive Officer since August 2004 when we acquired Vincera Software, Inc.  From April 2002 to August 2004, Mr. Malmstedt served as President and Chief Executive Officer of Vincera Software, Inc.  From September 2000 to December 2001, Mr. Malmstedt served as Chief Operating Officer and a director of The Kernel Group, a private storage management software company until its acquisition by Veritas Software Corporation.  From April 1999 to April 2000, Mr. Malmstedt served as Executive Vice President, Worldwide Field Operations for Legato Systems, Inc., a public storage management software company.  From January 1998 to April 1999, he served as Senior Vice President, Worldwide Field Operations for FullTime Software, Inc., a public company that provided high availability software until its acquisition by Legato Systems, Inc.  Mr. Malmstedt’s term as Director will expire in 2007.

Kevin W. Schick has served as our Chief Marketing Officer since November 2005. From September 2005 to November 2005, Mr. Schick was an independent consultant servicing our company.  From April 2002 until March 2005, Mr. Schick was an independent consultant servicing companies operating within technology industries.  From June 2001 through March 2002, Mr. Schick served as Vice President, Marketing for Cacheon, Inc., a private software company that developed tools for component architectures.  From August 1999 to May 2001, Mr. Schick served as Vice President, Product Management and Solutions for Commerce One, a public e-commerce software company.  Mr. Schick has a B.S. in Business Administration from Central Washington University.

Puru Agrawal has served as our Chief Technology Officer since August 2004.  From November 1999 to August 2004, Mr. Agrawal was a co-founder and Chief Technology Officer of Vincera Software, Inc.  From January 1998 to December 1999, Mr. Agrawal served as Director of the Component Development Center at Medaphis, a public company providing consulting services in information technology.  From July 1995 to December 1997, Mr. Agrawal served in a variety of other technical leadership and management positions at BSG, an information technology consulting company.  Mr. Agrawal has a B.S. in biomedical engineering from Northwestern University.

Dennis Bell has served as our Vice President of Sales since October 2005.  From September 2001 until present, Mr. Bell served on the boards and committees of The March of Dimes, Dell Children’s Medical Centre, and One World Theatre.  From November 1994 until September 2001, Mr. Bell served in a variety of leadership roles in sales and operations management at Dell, Inc., a public company that is a diversified information-technology supplier and partner. At Dell, Inc., Mr. Bell served in the capacities of: General Manager-Corporate/Global and Delaware Business Units-UK and Ireland; Area Vice President for the Western U.S.; Area Director for the Central U.S.; and Regional Manager for the U.S. Northeast.  Mr. Bell graduated from Ryerson University in Toronto, Canada.

Ken Murphy has served as a director of Vincera, Inc. since June 2002.  He founded and served as President and Chairman of the Board of The Mail Box, Inc., a single-site mailing company, for over 27 years.  In 1998 The Mail Box was acquired by Alliance Data Systems.  Mr. Murphy currently serves as director of several private companies.  Mr. Murphy is a member of the Board of Directors of the Texas Thoroughbred Association.  Mr. Murphy’s term as Director will expire in 2006.

Structure of the Board of Directors

Our board of directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors.  The Class I director currently is Mr. Murphy, whose term expires at the next annual meeting of stockholders and until a successor has been duly elected and qualified, which we expect to hold in 2006.  The Class II director currently is Mr. Malmstedt, whose term expires at the following annual meeting of stockholders and until a successor has been duly elected and qualified. Each director is elected for a term of three years, except when the election is by the board to fill a vacancy, in which case, the director’s term expires at the next annual meeting of stockholders.

There are no family relationships among our directors and executive officers.

Audit Committee

At present, we do not have a separately standing audit committee and our entire board of directors acts as our audit committee.  None of the members of our board of directors meet the definition of “audit committee financial expert” as defined in Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission. We have not retained an audit committee financial expert because we do not believe that we can do so without undue cost and expense.  Moreover, we believe that the present members of our board of directors, taken as a whole, have sufficient knowledge and experience in financial affairs to effectively perform their duties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Securities and Exchange Commission to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2005 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2005, or written representations that Form 5 was not required for fiscal 2005, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner.  We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer, and principal accounting officer.  The code of ethics includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection, and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior.  We will provide a copy of our code of ethics to any person, without charge, upon request to Vincera, Inc., 611 South Congress Avenue, Suite 350, Austin, Texas 78704, attention David R. Malmstedt.

Item 10.

Executive Compensation

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to our most highly compensated executive officers whose annual compensation exceeded $100,000 (our “named executive officers”) for the fiscal years ended December 31, 2003, 2004 and 2005.

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options/SARs(#)	All Other Compensation ($)
David R. Malmstedt(1)	2005	150,000
President and	2004	189,750		150,000(2)
Chief Executive Officer	2003	210,739

Kevin Schick(3)	2005	111,833		850,000(4)
Chief Marketing Officer	2004
	2003

Puru Agrawal(5)	2005	120,000
Chief Technology	2004	118,000		30,000(6)
Officer	2003	107,560

(1)

Mr. Malmstedt was named our President and Chief Executive Officer in August 2004 upon our acquisition of Vincera Software, Inc.  Information as to Mr. Malmstedt’s compensation for periods prior to August 2004 relates to compensation received as President and Chief Executive Officer of Vincera Software, Inc.  Included in Mr. Malmstedt’s salary for 2004 is $91,248 of deferred salary which was payable on August 23, 2005, and we are currently in default.  The note provides for an interest rate of 1.5% per month as long as the note remains unpaid.

(2)

Mr. Malmstedt was granted options to purchase 150,000 shares of common stock at an exercise price of $0.05 per share, which he has exercised. These options are immediately exercisable and subject to a reverse vesting provision pursuant to which our repurchase right lapses as the options vest monthly over a three year period beginning on the date of grant.

(3)

Mr. Schick was named our Chief Marketing Officer in November 2005.  In 2005, Mr. Schick also served as a consultant to us.  Information as to Mr. Schick’s compensation in 2005 relates to both his services as our Chief Marketing Officer and as a consultant.

(4) Mr. Schick was granted a non-statutory option to purchase 850,000 shares of our common stock at an exercise price of $0.072 per share, which is a discount of 80% from the fair market value of $0.36 per share.  These options are immediately exercisable and subject to a reverse-vesting provision, and vest monthly over a three-year period, beginning on the date of the grant.

(5)

 Mr. Agrawal was named our Chief Technology Officer in August 2004 upon our acquisition of Vincera Software, Inc.  Information as to Mr. Agrawal’s compensation for periods prior to August 2004 relates to compensation received as Chief Technology Officer of Vincera Software, Inc.  Included in Mr. Agrawal’s salary for 2004 is $43,586 of deferred salary which was payable on August 23, 2005, and we are currently in default.  The note provides for a 1.5% interest rate per month as long as the note remains unpaid.

(6)

Mr. Agrawal was granted options to purchase 30,000 shares of common stock at an exercise price of $0.05 per share, which he has exercised.  These options are immediately exercisable and subject to a reverse vesting provision pursuant to which our repurchase right lapses as the options vest monthly over a three year period beginning on the date of grant.

Stock Option Grants In Last Fiscal Year

The following table sets forth each grant of stock options during 2005 to each of the named executive officers.  No stock appreciation rights were granted during the fiscal year.

The percentage numbers are based on an aggregate of 3,375,000 options granted and the exercise price was $0.072-$0.36 per share, with the fair market value of our common stock being $0.36 as determined by the Board of Directors on the date of grant.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2005	Exercise Price ($/SH)	Expiration Date
Kevin Schick(1)	850,000	25%	$0.072	09/04/2015
Dennis Bell(2)	1,250,000	37%	$0.270	10/24/2015

(1)

Mr. Schick was granted options to purchase 850,000 shares of common stock at an exercise price of $0.072 per share.  These options provide for exercise prior to vesting, and are subject to a lapsing repurchase right in our favor, such that 23,611 shares vest per month through the three year vesting schedule of the option starting September 16, 2005.  Mr. Schick does not have the power to vote or dispose of such shares until the restrictions lapse.

(2)

Mr. Bell was granted options to purchase 1,250,000 shares of common stock at an exercise price of $0.27 per share.  These options provide for exercise prior to vesting, and are subject to a lapsing repurchase right in our favor, such that 34,722 shares vest per month through the three year vesting schedule of the option starting October 24, 2005.  Mr. Bell does not have the power to vote or dispose of such shares until the restrictions lapse.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table presents for our named executive officers information regarding stock option exercises during fiscal 2005 and the number and value of securities underlying unexercised options that were held by those officers as of December 31, 2005.  The numbers in the column entitled “Value of Unexercised In-The-Money Options at December 31, 2005” are based on $0.36 per share, less the exercise price payable for these shares.  These calculations do not take into account the effect of any taxes that may be applicable to the option exercises.

For the fiscal year 2005 there were no exercises by our named executive officers as set forth in the table.

Option Values at December 31, 2005

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2005 (#)		Value of Unexercised In-The-Money Options at December 31, 2005 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kevin Schick	0	0	850,000	0	70,833	779,167
David R. Malmstedt	0	0	0	0	0	0
Puru Agrawal	0	0	0	0	0	0

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers.  The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Employment Agreements

David R. Malmstedt.  Pursuant to an employment agreement between Mr. Malmstedt and us, Mr. Malmstedt is entitled to a base annual salary of not less than $150,000, and Mr. Malmstedt is eligible for cash bonuses at the discretion of our board of directors.  Mr. Malmstedt’s employment is terminable at will by Vincera or Mr. Malmstedt, with a fourteen day notification period. In the event that Vincera terminates Mr. Malmstedt other than for cause (as defined in his employment agreement), Mr. Malmstedt is entitled to severance pay for three months at the average of Mr. Malmstedt’s prior three month’s salary plus bonus.  We have also agreed to pay the monthly rent on a corporate apartment in Austin, Texas, in an amount not to exceed $1,850 per month, and up to $1,000 per month in work location travel expenses.

Puru Agrawal.  Pursuant to an employment agreement between Mr. Agrawal and us, Mr. Agrawal is entitled to a base annual salary of not less than $120,000, and Mr. Agrawal is eligible for cash bonuses at the discretion of our board of directors.  Mr. Agrawal’s employment is terminable at will by Vincera or Mr. Agrawal, with a fourteen day notification period.  In the event that Vincera terminates Mr. Agrawal other than for cause (as defined in his employment agreement), Mr. Agrawal is entitled to severance pay for three months at the average of  Mr. Agrawal’s prior three month’s salary plus bonus.

2002 Stock Option Plan

Our board of directors adopted the 2002 Stock Option Plan, or 2002 Stock Plan, in April 2002, and it was subsequently approved by our stockholders.  The 2002 Stock Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and non-statutory stock options, restricted stock, and stock bonus awards to our employees, directors, and consultants.  Under the plan we are authorized to issue up to 9,000,000 shares.  Of these:

•

Options to purchase 3,560,000 shares of our common stock have been issued and are outstanding under the 2002 Stock Plan as of December 31, 2005, at exercise prices ranging from $0.05 to $0.36 per share, which was (i) the fair market value as determined by the board of directors at the time the options were granted or (ii) up to an 80% discount on the fair market value as determined by the board of directors at the time the non-qualified options were granted;

•

We may issue up to an additional 3,436,458 options, stock bonus awards or restricted stock awards under the 2002 Stock Plan (including as a result of options to purchase 5,161,438 shares that were granted under the 2002 Stock Plan, have expired and are available for future grants under the 2002 Stock Plan); and

•

Options to purchase 2,003,542 shares have been exercised and are no longer available for future grants.

In addition there are currently outstanding options to purchase 2,707,000 shares of our common stock granted in 1999 and 2000 outside of the 2002 Stock Plan.  Approximately 2,200,000 of these options were issued at fair market value as determined by the board of directors (between $0.0013 and $0.10) and vested over a period of three years.  For the remaining 500,000 options granted outside of the 2002 Stock Plan the exercise price was $0.15 per share which was determined by the board of directors to represent up to an 80% discount to the fair market value with respect to the grants.  The expense for these options for years ended 2003 and 2002 was immaterial as 80% of them were vested within one year.  There have been no stock bonus awards or restricted stock awards issued under the 2002 Stock Plan.

Number of Shares of Common Stock Available Under the 2002 Stock Plan.  A total of 9,000,000 shares of our common stock were reserved for issuance pursuant to our 2002 Stock Plan.  In addition, the 2002 Stock Plan provides for an annual increase to be added as of the first day of the our fiscal year beginning in 2006 equal to the lesser of (i) 1% of the outstanding shares of our common stock as of the end of our immediately preceding fiscal year on a fully diluted basis (assuming exercise of all outstanding options and warrants and conversion of all outstanding convertible preferred stock and convertible notes) and (ii) a lesser amount determined by the board; provided, however, that any shares from any increases in previous years that are not actually issued shall be added to the aggregate number of shares available for issuance under the plan in future years.

If an option, grant of restricted stock, grant of a stock bonus (each, an “award”) expires or is terminated or canceled without having been exercised, is forfeited back to or repurchased by us, the terminated portion of the award (or forfeited or repurchased shares subject to the award) will become available for future grant or sale under our plan (unless our plan has terminated).

Administration of the 2002 Stock Plan.  Our board of directors, or one or more committees appointed by our board, administers our 2002 Stock Plan.  In the event our common stock is publicly traded, in the discretion of our board of directors, a committee may consist solely of two or more non-employee directors.  Within the scope of such authority, the board or the committee may (i) delegate to a committee of one or more members of the board who are not “outside directors” within the meaning of Section 162(m) of the Code the authority to grant awards to eligible persons who are either (a) not then the chief executive officer and the four other highest compensated officers for whom total compensation is required to be reported to stockholders for purposes of Section 162(m) at the time of recognition of income from such award or (b) not persons with respect to whom the company wishes to comply with Section 162(m) of the Code, or (ii) delegate to a committee of one or more members of the board who are not “non-employee directors” within the meaning of Rule 16b-3 the authority to grant awards to eligible persons who are not then subject to Section 16 of the Securities Exchange Act of 1934.  The administrator has the power to determine the terms of the awards, including, the number of shares subject to each award, the exercisability of the awards, when and how each award shall be granted, what type or combination of types of awards shall be granted, the provisions of each award granted (which need not be identical) and the form of consideration payable upon exercise.

Options.  A stock option is the right to purchase shares of our common stock at a fixed exercise price for a fixed period of time.  The exercise price of incentive stock options under our 2002 Stock Plan for others shall not be less than 100% of the fair market value of our common stock at the date of grant.  The exercise price for non-statutory stock options shall not be less than 20% of the fair market value of the common stock on the date of grant. After termination of one of our employees, directors or consultants, he or she may exercise his or her option for the period of time stated in the option agreement.  If termination is due to death or disability and unless otherwise provided in the option agreement, the option generally will remain exercisable for 12 months following such termination. In all other cases, the option generally will remain exercisable for three months.  However, an option may never be exercised later than the expiration of its term.  The term of an incentive stock option may not exceed ten years, except that with respect to any participant, who owns 10% of the voting power of all classes of our outstanding capital stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the date of grant.  The administrator determines the term of all other options.

Restricted Stock.  Each restricted stock purchase agreement shall be in such form and shall contain such terms and conditions that the board shall deem appropriate.  The terms and conditions of the restricted stock purchase agreements may change from time to time, and the terms of and conditions of separate restricted stock purchase agreements need not be identical.  The purchase price of restricted stock awards shall be determined by the board or a committee.  Shares of common stock acquired under a restricted stock purchase agreement, may, but need not, be subject to  a share repurchase option by us in accordance with a vesting schedule to be determined by the board or committee.  In the event a participant’s continuous service terminates, we may repurchase or otherwise acquire any or all of the shares of common stock held by the participant which have not vested as of the date of termination under the terms of the restricted stock purchase agreement.

Stock Bonus Awards.  Each stock bonus agreement shall be in such form and shall contain such terms and conditions that the board or committee shall deem appropriate.  The terms and conditions of the stock bonus agreements may change from time to time, and the terms of and conditions of separate stock bonus agreements need not be identical.  A stock bonus may be awarded in consideration for past services actually rendered to us.  Shares of common stock awarded under a stock bonus agreement, may, but need not, be subject to a share repurchase option by us in accordance with a vesting schedule to be determined by the board.  In the event a participant’s continuous service terminates, we may repurchase or otherwise acquire any or all of the shares of common stock held by the participant which have not vested as of the date of termination under the terms of the stock bonus agreement.

Transferability of Awards.  An incentive stock option shall not be transferable except by will or by the laws of descent and distribution and shall only be exercisable during the lifetime of the optionholder, unless the optionholder designates in writing a third party who may exercise the option in the event of death of the optionholder.  A non-statutory stock option, unless otherwise provided in the option agreement, shall not be transferable except by will or by the laws of descent and distribution and shall only be exercisable during the lifetime of the optionholder, unless the optionholder designates in writing a third party who may exercise the option in the event of death of the optionholder.  Rights to acquire shares of common stock under a restricted stock purchase agreement or stock bonus plan shall be transferable by the participant only upon such terms and conditions as are set forth in the restricted stock purchase agreement (as determined by the board or committee) or in the stock bonus agreement (as determined by the board), so long as common stock awarded under the restricted stock purchase agreement or stock bonus agreement remain subject to the terms of such agreement.

Adjustments upon Merger or Change in Control or Reverse Merger or Securities Acquisition.  Our 2002 Stock Plan provides that in the event of a merger with or into another corporation or our “change in control,” including the sale of all or substantially all of our assets, or in a reverse merger in which we are the surviving corporation but our shares of common stock outstanding immediately preceding the merger are converted in the merger into other property, the successor corporation will assume or substitute an equivalent award for each outstanding award.  Any outstanding awards held by participants whose continuous service has not terminated that are not assumed or substituted for will be fully vested and exercisable, including as to shares that would not otherwise have been vested and exercisable, and any such awards shall terminate if not exercised (if applicable) at or prior to such event.  In addition our 2002 Stock Plan provides that, after the first date any security of ours is listed (or approved for listing) on any securities exchange or designated (or approved for designation) as a national market security on an interdealer quotation system, in the event of an acquisition by any person, entity or group of securities representing at least 50% of the combined voting power entitled to vote other than by merger, asset sale, consolidation or reverse merger, any outstanding awards held by participants whose continuous service has not terminated the vesting shall be fully accelerated.

Amendment and Termination of Our 2002 Stock Incentive Plan.  Our 2002 Stock Plan will automatically terminate in 2012, unless we terminate it sooner. In addition, our board of directors has the authority to amend (subject to shareholder approval, as applicable) our 2002 Stock Plan provided it does not adversely affect any award previously granted under our 2002 Stock Plan.  In addition, our board of directors has the authority to suspend or terminate our 2002 Stock Plan.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2006 for:

•

each person known by us to beneficially own more than 5% of our outstanding shares of common stock;

•

each executive officer named in the Summary Compensation Table;

•

each of our directors; and

•

all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities.  Unless otherwise indicated below and except to the extent authority is shared by spouses under applicable law, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options, warrants and other convertible securities held by such persons that are exercisable within 60 days of March 31, 2006.

The percentage of beneficial ownership is based on 49,175,306 shares of common stock outstanding as of March 31, 2006, which includes the shares of our common stock issuable upon conversion of shares of our outstanding convertible preferred stock, although there can be no assurance that the preferred stock will be converted.

Unless otherwise indicated, the address of each person owning outstanding shares of common stock is c/o Vincera, Inc., 611 South Congress Avenue, Suite 350, Austin, Texas 78704.

Name	Approximate Number of Shares Owned
		Approximate Percent of Class
Officers and Directors
David R. Malmstedt (1)	2,640,286	5.37%
Ken Murphy (2)	2,149,951	4.37%
Puru Agrawal (3)	1,981,464	4.03%
Dennis Bell (4)	243,056	*
Kevin Schick (5)	188,889	*
All executive officers and directors as a group (6) (5 persons)	7,203,646	14.65%
5% Security Holders
Bala Vishwanath (7)	4,580,917	9.32%
Funds affiliated with Draper Fisher Jurvetson (8)	3,064,173	6.23%

* indicates less than 1%

(1)

Includes 62,493 shares issued upon exercise of options that provide for exercise prior to vesting, and are subject to a lapsing repurchase right in our favor, such that 4,167 shares vest per month through the three year vesting schedule of the option starting August 23, 2004.  Mr. Malmstedt does not have the power to vote or dispose of such shares until the restrictions lapse.

(2)

Includes shares of common stock issuable upon conversion of 840,107 shares of our Series A convertible preferred stock held by Shirley Sharon Murphy Family Trust, 500,756 shares of Series A convertible preferred stock held by Kenneth W. Murphy Children’s Trust, David Mallory, Trustee and 500,755 shares of Series A convertible preferred stock held by Kenneth W. Murphy Grandchildren’s Trust, David Mallory, Trustee, 250,000 shares of common stock, and 58,333 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2006.  We intend to request that the Series A convertible preferred stock will convert into shares of our common stock, although there can be no assurance that the holder will agree to this conversion.  This excludes 300,000 Series A convertible preferred warrants that we anticipate will convert to common shares, although there can be no assurance that the holder will agree to this conversion. An additional 41,667 options to purchase common stock vest through 2008.  Ken Murphy has voting and investment power over these shares.  However, Mr. Murphy disclaims beneficial ownership of these shares except to the extent of his pecuniary interest arising therein.  The address for all entities and individuals affiliated with Mr. Murphy is 3134 Skyway Circle South, Irving, Texas 73038.

(3)

Includes 12,459 shares issued upon exercise of options that provide for exercise prior to vesting, and are subject to a lapsing repurchase right in our favor, such that 834 shares vest per month through the three year vesting schedule of the option.  Mr. Agrawal does not have the power to vote or dispose of such shares until the restrictions lapse.

(4)

Includes 243,056 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2006.  Mr. Bell was granted a non-statutory option to purchase 1,250,000 shares of our common stock at an exercise price of $0.27 per share, which is a discount of 25% from the fair market value of $.36 per share.  These options are immediately exercisable and subject to a reverse-vesting provision, and vest monthly over a three year period, beginning on the date of grant.

(5)

Includes 118,889 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2006.  Mr. Schick was granted a non-statutory option to purchase 850,000 shares of our common stock at an exercise price of $0.072 per share, which is a discount of 80% from the fair market value of $.36 per share.  These options are immediately exercisable and subject to a reverse-vesting provision, and vest monthly over a three year period, beginning on the date of the grant.

(6)

Includes David R. Malmstedt, Ken Murphy, Dennis Bell, Kevin Schick, and Puru Agrawal as Executive Officers and Directors.

(7)

Includes 1,707,000 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2006.

(8)

Includes 2,941,606 shares held by Draper Fisher Jurvetson Fund VII, L.P., 94,961 shares held by Draper Fisher Jurvetson Partners VII, LLC, and 27,606 shares held by Draper Associates, L.P.  Tim Draper, John Fisher, and Steve Jurvetson are the managing directors of DFJ Fund VII, Ltd., the general partner of Draper Fisher Jurvetson Fund VII Partners, L.P., which in turn is the general partner of Draper Fisher Jurvetson

Fund VII, L.P.  On a combined basis, Messrs. Draper, Fisher, and Jurvetson share voting and investment power over the shares owned by Draper Fisher Jurvetson Fund VII, L.P. Messrs. Draper, Fisher, and Jurvetson are also the managing members of Draper Fisher Jurvetson Partners VII, LLC.  On a combined basis, Messrs. Draper, Fisher, and Jurvetson share voting and investment power over the shares owned by Draper Fisher Jurvetson Partners VII, LLC.  Mr. Draper is the President of Draper, Inc., which is the general partner of Draper Associates, L.P.  In this capacity, Mr. Draper has sole voting and investment power over the shares owned by this entity.  Messrs. Draper, Fisher, and Jurvetson disclaim beneficial ownership of these shares except to the extent of their respective pecuniary interests arising therein. The address for all entities and individuals affiliated with Draper Fisher Jurvetson is 2882 Sand Hill Rd., Suite 150, Menlo Park, CA 94025.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2005, information regarding compensation plans under which equity securities are authorized for issuance.

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS (a)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS AND WARRANTS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS* (c)
Equity Compensation Plans Approved By Shareholders	3,560,000	$0.090	3,436,458

Equity Compensation Plans Not Approved By Stockholders	2,707,000	0.050	0

Total	6,267,000	$0.073	3,436,458

* Excludes securities reflected in column (a)

Equity compensation plans approved by shareholders include the 2002 Stock Option Plan, as more fully described in Item 10.

Equity compensation grants not approved by shareholders are described below:

•

There are currently outstanding options to purchase 2,707,000 shares of our common stock granted in 1999 and 2000 outside of the 2002 Stock Plan.  2,207,000 of these options were issued at fair market value as determined by the board of directors (between $0.0013 and $0.10) and vested over a period of three years.  For the remaining 500,000 options granted outside of the 2002 Stock Plan the exercise price was $0.15 per share which was determined by the board of directors to represent up to an 80% discount to the fair market value with respect to the grants.  The expense for these options for years ended 2003 and 2002 was immaterial as 80% of them were vested within one year.

Item 12.

Certain Relationships and Related Transactions

Since January 1, 2004, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded, or will exceed, $60,000 and in which any current director, executive officer, holder of more than five percent of our capital stock, or entities affiliated with them, had or will have a material interest, other than the transactions described below.

Mr. David R. Malmstedt received a promissory note payable by Vincera in the amount of $91,248 in consideration of unpaid salary owed to him by Old Vincera, in connection with the acquisition of Old Vincera in August 2004.  We are currently in default on this note, which provides for an interest rate of 1.5% per month as long as the note remains unpaid.  In November 2005 Mr. Malmstedt provided a short-term loan to us of $40,000 to cover payroll for October 31, 2005.  The note was due and payable with the initial close of the private placement, but in any case no later than November 30, 2005 with an interest rate of 6.375% annually.  We are currently in default on this note.  The note also provides for a warrant for 30,560 shares of our common stock at an exercise price of $0.50 per share with an expiration date of eighteen (18) months from the date of the final closing of the private placement.

Mr. Ken Murphy has purchased $876,000 in principal amount of convertible promissory notes which have converted to 1,841,618 shares of our Series A preferred stock.  We sought and received Mr. Murphy’s consent and waiver to convert his shares of our Series A preferred stock to our common stock on a 1-for-1 basis in October, 2005.  Mr. Murphy exercised an option to purchase 250,000 shares of our common stock at an exercise price of $0.05 per share in October 2004.  In addition, Mr. Murphy was granted an option to purchase 100,000 shares of our common stock at an exercise price of $0.05 per share on June 1, 2004.  This option is immediately exercisable and subject to a reverse-vesting provision and vests monthly over a four year period, beginning on the date of the grant.

Item 13.

Index to Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant
3.2(1)	Amendment No. 1 to Amended and Restated Certificate of Incorporation of Registrant
3.3(1)	Amendment No. 2 to Amended and Restated Certificate of Incorporation of Registrant
3.4(1)	Form of Amendment No. 3 to Amended and Restated Certificate of Incorporation of Registrant
3.5(1)	Bylaws of Registrant
4.1(1)	Specimen certificate for shares of Common Stock
4.2(1)	Specimen certificate for shares of Series A Preferred Stock
4.3(1)	Form of Convertible Promissory Note issued by Registrant
4.4(1)	Form of Amendment No. 1 to Convertible Promissory Notes dated as of October 14, 2004
4.5(1)	Form of Stock Purchase Warrant issued by Registrant to holders of Subordinated Notes
4.6(1)	Form of Bridge Loan Agreement issued by Registrant to holders of Subordinated Notes
4.7(1)	Form of Subordinated Note Purchase Agreement issued by Registrant
4.8(1)	Form of First Amendment to Subordinated Promissory Note and Stock Purchase Warrant
4.9(1)	Form of Preferred Warrants issued by Registrant to some of its Series A Preferred Stock holders
4.10(1)	Form of Waiver and Consent Agreement dated as of August 2, 2002 by and between Registrant and certain purchasers of it Series A Preferred Stock
4.11(1)	Amended and Restated Non-Negotiable Promissory Note dated as of August 23, 2004 by and between Registrant and David Malmstedt
4.12(1)	Amended and Restated Non-Negotiable Promissory Note dated as of August 23, 2004 by and between Registrant and Puru Agrawal
4.13(1)	Amended and Restated Non-Negotiable Promissory Note dated as of August 23, 2004 by and between Registrant and Wes Gere
4.14(1)	Amended and Restated Non-Negotiable Promissory Note dated as of August 23, 2004 by and between Registrant and Trieu Pham
4.15(1)	Form of Subordinated Promissory Note issued by and between Registrant and Robert Allison
4.16(1)	Form of Subordinated Promissory Note issued by and between Registrant and Susan L. Holland
4.17(1)	Form of Subordinated Promissory Note issued by and between Registrant and Gene Paul Conrad
4.18(1)	Form of Subordinated Promissory Note issued by and between Registrant and Richard K. Crumly
4.19(1)	Form of Subordinated Promissory Note issued by and between Registrant and Jeri K. Moe
4.20(2)	Form of Subordinated Promissory Note issued by and between Registrant and Kenneth Trattner
4.21(2)	Form of Subordinated Promissory Note issued by and between Registrant and David R. Malmstedt
10.1(1)	Asset Purchase Agreement among Registrant, Ron Federico and Brian Mantz dated December 31, 1999
10.2(1)	Non-Qualified Stock Option Agreement dated December 31, 1999 by and between Registrant and Brian Mantz
10.3(1)	Non-Qualified Stock Option Agreement dated April 4, 2000 by and between Registrant and Robert Adrian
10.4(1)	Lease Agreement dated July 1, 2000 by and between Registrant and Monterey & Great Pacific Corporation
10.5(1)	Amendment to Lease Agreement dated July 1, 2000 by and between Registrant and Monterey & Great Pacific Corporation
10.6(1)	Form of Subscription Agreement by and among Registrant and certain purchasers of Registrant’s common stock
10.7(1)	Form of Shareholders’ Agreement by and among Registrant and certain of its common stockholders
10.8(1)	Employment Agreement dated March 1, 2002 by and between Registrant and Mark Eshelman
10.9(1)	Letter Agreement dated March 1, 2002 by and between Registrant and Mark Eshelman
10.10(1)	First Amendment to Employment Agreement dated October 2, 2002 by and between Registrant and Mark Eshelman
10.11(1)	Non-Qualified Stock Option Agreement dated June 1, 1999 by and between Registrant and Mark Eshelman
10.12(1)	Stock Option Repurchase Agreement dated July 7, 2001 by and between Registrant and Mark Eshelman
10.13(1)	Amendment No. 1 to Non-Qualified Stock Option Agreement dated November 19, 2002 by and between Registrant and Mark Eshelman

Exhibit No.	Description
10.14(1)	Stock Repurchase Agreement dated July 7, 2001 by and between Registrant and Sanjay Lall
10.15(1)	Stock Repurchase Agreement dated July 7, 2001 by and between Registrant and Bala Vishwanath
10.16(1)	Employment Agreement dated March 1, 2002 by and between Registrant and Bala Vishwanath
10.17(1)	Letter Agreement dated March 1, 2002 by and between Registrant and Bala Vishwanath
10.18(1)	First Amendment to Employment Agreement dated July 1, 2002 by and between Registrant and Bala Vishwanath
10.19(1)	Non-Qualified Stock Option Agreement dated March 11, 1999 by and between Registrant and Bala Vishwanath
10.20(1)	Amendment No. 1 to Non-Qualified Stock Option Agreement dated November 19, 2002 by and between Registrant and Bala Vishwanath
10.21(1)	Employment Agreement dated as of August 23, 2004 by and between Registrant and David Malmstedt
10.22(1)	Employment Agreement dated as of August 23, 2004 by and between Registrant and Puru Agrawal
10.23(1)	Form of Indemnification Agreement
10.24(1)	Stock for Stock Exchange Agreement dated as of August 23, 2004, by and among Registrant and Vincera Software, Inc.
10.25(1)	Vincera, Inc. 2002 Stock Incentive Plan
10.26(1)	Reverse Vesting Stock Option Agreement Pursuant to 2002 Stock Incentive Plan
10.27(1)	Stock Option Exercise Agreement Pursuant to 2002 Stock Incentive Plan
10.28(1)	Co-Sale and First Refusal Agreement dated as of February 21, 2003 by and among the Registrant and Series A stockholders
10.29(1)	Investors’ Rights Agreement dated as of February 21, 2003 by and among the Registrant and Series A stockholders
10.30(1)	Series A Preferred Stock Purchase Agreement dated as of February 21, 2003 by and among the Registrant and Series A Preferred stockholders
10.31(1)	Voting Agreement dated as of February 21, 2003 by and among the Registrant and Series A stockholders
10.32(1)	Bridge Financing Agreement dated March 31, 2004 by and between Registrant and Fifth Street Capital, LLC (f/k/a Gray Capital Partners, LLC)
10.33(1)	Form of Security Agreement by and between Registrant and holders of Registrant’s subordinated promissory notes
10.34(3)**	Development, License and Equipment Purchase Agreement dated December 17, 2002 by and between Registrant and Microsoft Corporation
10.35(1)	Amendment No. 1 to Development, License and Equipment Purchase Agreement dated November 6, 2003 by and between Registrant and Microsoft Corporation
10.36(1)	Software License Agreement dated August 21, 2002 by and between Registrant and Bit-Arts Limited
10.37(1)	Addendum to Software License Agreement by and between Registrant and Bit-Arts Limited
10.38(1)	Stock Purchase Agreement dated November 28, 2001 by and between Registrant and Mark Eshelman
10.39(1)	Software License Agreement by and between Registrant and Hoover’s, Inc.
10.40(3)	Letter of Engagement dated September 13, 2005, between Registrant and Fifth Street Capital LLC
10.41(4)	Additional Space Modification to Lease Contract and Extension of Primary Lease Agreement, dated January 25, 2006, between the Company and Monterey & Great Pacific Corporation
10.42(4)	Form of Securities Purchase Agreement (New Investors and Subordinated Promissory Note Conversions)
10.43(4)	Form of Warrant for New Investors
10.44(4)	Form of Warrant for Subordinated Promissory Note Conversions
21.1(1)	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David R. Malmstedt

* Filed herewith

** Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

(1)

Filed as the corresponding exhibit number to the Company’s Form 10-SB (filed with the Commission on September 12, 2005) and incorporated by reference herein).

(2)

Filed as the corresponding exhibit number to Amendment No. 2 to the Company’s Form 10-SB/A (filed with the Commission on November 21, 2005) and incorporated by reference herein).

(3)

Filed as the corresponding exhibit number to Amendment No. 1 to the Company’s Form 10-SB/A (filed with the Commission on September 12, 2005) and incorporated by reference herein).

(4)

Filed as the corresponding exhibit number to the Company’s Current Report on Form 8-K (filed with the Commission on January 30, 2006) and incorporated by reference herein).

Item 14.

Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by Helin, Donovan, Trubee & Wilkinson, LLP, our current independent registered public accounting firm, for professional services rendered during the fiscal years ended December 31, 2005 and 2004.

Fiscal year ended December 31, 2005

Fee Category
Audit Fees (1)	$35,625
Audit-Related Fees (2)	7,550
Tax Fees (3)	2,200
All Other Fees (4)	0
Total	$46,375

Fiscal year ended December 31, 2004

Fee Category
Audit Fees (1)	$35,625
Audit-Related Fees (2)	7,550
Tax Fees (3)	3,400
All Other Fees (4)	0
Total	$46,575

(1)

Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2005 and December 31, 2004.

(2)

Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  These fees include review of registration statements and participation at meetings of the board of directors.

(3)

Tax Fees consist of aggregate fees billed for professional services for tax compliance, tax advice, and tax planning.

(4)

All Other Fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCERA, INC. By: /s/ David R. Malmstedt David R. Malmstedt, President and Chief Executive Officer Date: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ David R. Malmstedt

David R. Malmstedt, Director, President

and Chief Executive Officer (Principal Executive,

Financial and Accounting Officer)

Date:  April 17, 2006

   /s/ Ken Murphy

Ken Murphy, Director

Date:  April 17, 2006