Form 10QSB
period 2006-03-31
Vincera, Inc.
filed 2006-05-15
CIK 1303604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

———————————

FORM 10-QSB

☒ QUARTERY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

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
611 South Congress Avenue, Suite 350 Austin, TX 78704 (Address of principal executive offices) www.vincera.com

———————————

512-443-8749

 (Issuer’s telephone number)
———————————

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of May 15, 2006, the registrant had 47,319,940, shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format:  YES ☐ NO ☒

Index

PART I – FINANCIAL INFORMATION

2

ITEM 1.

FINANCIAL STATEMENTS

2

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

15

ITEM 3.

CONTROLS AND PROCEDURES

29

PART II – OTHER INFORMATION

30

ITEM 1.

LEGAL PROCEEDINGS

30

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

31

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

31

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

31

ITEM 5.

OTHER INFORMATION

32

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

32

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in this report and in our Form 10-KSB and any other periodic reports filed with the SEC.  Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

VINCERA, INC.
Balance Sheets
As of March 31, 2006 and December 31, 2005
	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,084	$140,071
Accounts receivable, net	4,871	17,000
Other current assets	62,680	15,612
Total current assets	103,635	172,683
Property and equipment:
Computer equipment and software	55,962	77,230
Furniture and fixtures	13,860	3,500
Total property and equipment	69,822	80,730
Less accumulated depreciation and amortization	(33,265)	(53,178)
Net property and equipment	36,557	27,552
Issuance costs, net of amortization	241,760	186,809
Software acquired	84,858	99,000
Total assets	466,810	486,044
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	275,527	375,924
Accounts payable, related party	51,143	14,096
Note payable, related party	220,876	220,876
Deferred rent payable	1,037	2,075
Deferred revenues	25,396	23,396
Accrued interest payable	172,155	215,315
Subordinated notes payable	650,000	800,000
Total current liabilities	1,396,134	1,651,682
Long-term leases	13,283	-
Common stock, 12,863,540 and 10,615,909 issued and outstanding at March 31, 2006 and December 31, 2005, respectively, subject to registration rights agreement, at fair value	4,861,467	4,052,319
Derivative liability, contingent warrants issued with common stock sales	165,077	96,149
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	45,989	41,803
Total long term liabilities	5,085,816	4,190,271
Total liabilities	6,481,950	5,841,953
Stockholders’ deficit:
Series A convertible preferred $.001 par value, 30,000,00 authorized, 2,454,690 and 2,869,285 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	2,454	2,869
Additional paid-in-capital – Series A Preferred	1,224,874	1,431,757
Common Stock, $.001 par value, 100,000,000 shares authorized and 31,570,569 and 31,155,974 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	31,571	31,156
Additional paid-in-capital	5,554,116	5,347,233
Note receivable from shareholders for purchase of stock	(6,250)	(6,250)
Accumulated deficit	(12,821,905)	(12,162,674)
Total stockholders’ deficit	(6,015,140)	(5,355,909)
Total liabilities and stockholders' deficit	$466,810	$486,044

See accompanying notes to financial statements.

VINCERA, INC.
Statement of Operations
Three Months Ended March 31, 2006 and 2005
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)
Revenues:
Royalties	$123,488	47,790
Licenses	4,500	6,500
Services	44,527	63,371
Total revenues	172,515	117,661
Expenses:
Research and development	260,786	195,579
Sales, marketing, general and administrative	515,384	464,673
Depreciation and amortization	18,997	93,452
Total operating expenses	795,167	753,704
Loss from operations	(622,652)	(636,043)
Interest income (expense), net	(60,611)	(75,273)
Net loss	$(683,263)	(711,316)

Basic and diluted loss per share	$(0.02)	(0.03)
Weighted average common shares outstanding:	32,941,367	24,072,882
Basic and fully diluted

See accompanying notes to financial statements.

VINCERA, INC.
Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(683,263)	$(711,316)
Adjustments to reconcile net loss to net cash used in operating activities
Non cash adjustments:
Issuance costs	33,026	-
Share based compensation expense	24,032	-
Depreciation and amortization	18,997	93,452
Amortization issuance costs	80,586
Changes in operating assets and liabilities:
Accounts receivable	12,129	(55,434)
Other current assets	(47,068)	11,597
Accounts receivable related party	-	(2,700)
Accounts payable and accrued liabilities	(100,397)	(70,130)
Accounts payable related party	37,047	2,700
Deferred rent Payable	(1,038)	(1,037)
Deferred revenue	2,000	13,854
Interest payable	(43,160)	75,273
Net cash used in operating activities	(667,109)	(643,741)
Cash flows from investing activities:
Purchases of property and equipment	(10,908)	(20,279)
Net cash used in investing activities	(10,908)	(20,279)
Cash flows from financing activities:
Proceeds from sales of common stock	574,030	-
Net cash provided by financing activities	574,030	-
Net decrease in cash and cash equivalents	(103,987)	(664,020)
Cash and cash equivalents at beginning of period	140,071	907,653
Cash and cash equivalents at end of period	$36,084	$243,663

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued in conversion of preferred stock	$207,298	$-
Common stock subject to registration rights agreement issued for conversion of subordinated notes payable and interest	$187,891	$-

See accompanying notes to financial statements.

VINCERA, INC.

Notes to Unaudited Financial Statements

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

The consolidated financial statements and the notes of the Company as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005 have been prepared by management without audit, pursuant to rules and regulations of the Securities Exchange Commission and should be read in conjunction with the December 31, 2005 audited financials statements contained in the Company’s Form 10-KSB, filed April 17, 2006.  In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included.  The preparation of financials statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

 (2)

Summary of Significant Accounting Policies

 (a)

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

(b)

Customer Concentration

During three months ended March 31, 2006 and 2005, the Company experienced a revenue concentration in customers as shown in the table below.  The loss of these customers could have a materially adverse effect on financial results.

VINCERA, INC.

Notes to Unaudited Financial Statements

(2)

Summary of Significant Accounting Policies (continued)

(b)

Customer Concentration

	2006	2005
Customer A	24%	41%
Customer B	72%	53%

(c)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method.  Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. Before January 1, 2006, the Company accounted for its stock options using the intrinsic value method.

(d)

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

 (e)

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

The value of the derivative liabilities relating to the warrants issued to purchase the Company’s common stock in our financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions.  As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of the Company’s common stock, and the amount of shares converted by common stock holders in connection with the warrants.  Consequently, our financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenues and expenses.  See Note (6) regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments held by the Company as of March 31, 2006 and December 31, 2005 were not designated as hedges.

(f)

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

Incremental common shares attributable to the exercise of outstanding options and warrants totaling 7,971,425 and 6,059,195 as of March 31, 2006 and 2005, respectively, were excluded from the computation of diluted loss per share because the effect would be antidilutive.

VINCERA, INC.

Notes to Unaudited Financial Statements

 (3)

Liquidity and Capital Resources

The Company has experienced operating losses since inception because of efforts to market and develop its products.  There can be no assurance that the Company will ever achieve or sustain profitability or positive cash flow from its operations.

To date, the Company has funded its activities primarily through private equity offerings, which have included sales of common and preferred stock, and the issuance of promissory notes payable.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern, and the Company’s auditors included a going concern paragraph in connection with the Company’s financial statements for the year ended December 31, 2005.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To address its cash needs, the Company has engaged an investment banker and is currently in the process of raising funds through a private placement.  The Company intends to raise up to $10.225 million, with a minimum raise, or initial close, of $1.0 million, achieved in November 2005.  At the intended maximum raise of $10.225 million, the Company would have approximately $8.9 million in net proceeds.  The Company had received net cash proceeds of approximately $981 and $468 thousand on the first and second closes, respectively, of the private placement.  The Company will run out of cash in 2006 if it does not secure additional capital or does not generate sufficient cash through operations.

The Company is currently seeking consents and waivers from holders of approximately $650 thousand of Subordinated Notes to convert their shares and accrued interest into shares of Company common stock at $0.36 per share.  If the Company is unable to receive consent from all note holders, the Company would seek to renegotiate the terms and conditions of those notes, and the failure to do so would have a material adverse affect upon the Company.

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

The Company has developed its own technologies for protecting the Company’s customers’ IP that is distributed in electronic format through Portable Format Documents, or PDF’s.  The Company’s VAM solution does not rely on any technologies provided by Bit-Arts, so going-forward this settlement will not impact the Company’s offerings.  In addition, the following occurred: (1) Bit-Arts provided the Company with a modified version of its’ technology that provides the full level of protection required by one of the Company’s major customers; (2) Bit-Arts would not receive any payment of royalties for any royalty-bearing product sold by the Company until a current outstanding receivable from Bit-Arts to the Company in the

VINCERA, INC.

Notes to Unaudited Financial Statements

(4)

Commitments and Contingencies (continued)

Litigation (continued)

amount of $56,573 had been extinguished; and (3) the Company transferred approximately 1.5% out of the 2.69% of stock in Bit-Arts back to Bit-Arts.  Subsequently, on September 30, 2005, the Company was notified that a petition in a case ancillary to a foreign proceeding was filed in the United States Bankruptcy Court for the Southern District of New York, requesting an order for relief under 11 U.S.C. Section 304.  The petitioners were Stephen Katz and David Birne (the “Petitioners”), as Joint Administrators of Bit-Arts, Ltd., debtor in a foreign proceeding.  In addition, the same petitioners filed a Verified Petition, pursuant to Section 304 of the Bankruptcy Code, to Commence a Case Ancillary to a Foreign Proceeding in the United States Bankruptcy Court for the Southern District of New York.  The petition stated that in July 2004 funding was being sought by Bit-Arts to continue operations.  Guildhall Trading Company Limited (“Guildhall”) made a loan that was advanced in a series of traunches from July 2004 to July 2005.  In connection with the loan, Guildhall was granted a security interest in substantially all of Bit-Arts assets.  Guildhall made formal demand on its outstanding debenture.  Consequently, on July 15, 2005 a petition for administration was presented by Guildhall to the High Court of England pursuant to Paragraph 14 of Section B1 of the Insolvency Act 1986.  By Order, dated July 1, 2005, the High Court appointed the Petitioners as the Administrators.  The petition sought that Bit-Arts’ assets located in the United States be afforded the same protection as their assets located in England.  On October 7, 2005, the United States Bankruptcy Court for the Southern District of New York granted the preliminary injunction order to the petitioners and on March 16, 2006 the United States Bankruptcy Court for the Southern District of New York granted the Order.  At the end of 2005, the Company was notified by the Administrators that the assets of Bit-Arts were sold to an undisclosed party.

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

The Company’s new VAM solutions do not contain any Bit-Arts technologies, so the Company believes that the outcome of these proceedings will not impact the Company’s offerings going-forward.  The Company has accrued $51,143 of royalties payable to Bit-Arts as of March 31, 2006 as accounts payable, related party on the balance sheet.

Scott McAllister, one of the Company’s shareholders, filed a lawsuit against the Company in the 261st Judicial District Court in Travis County, Texas, on January 14, 2005, asserting that the Company breached an alleged oral contract, promissory estoppel, and fraud in a 2003 stock transaction.  On June 6, 2005, the lawsuit was amended by the plaintiffs to include Mr. Mark Eshelman, the Company’s current Director of Sales Development and former executive officer and board member, and Mr. Bala Vishwanath, the Company’s former Chairman, CEO and CSO, as defendants in this lawsuit.  Mr. McAllister is seeking damages of $189,000 plus attorneys fees.  Mr. McAllister claims that he is owed these sums for services allegedly performed, and promises made by the Company, in connection with the Company’s securities offerings.  The services allegedly performed were the introduction of Fifth Street Capital LLC to the Company, whereby Mr. McAllister believes he is entitled to a commission for all monies raised by Fifth Street Capital LLC on behalf of the Company, including the Bridge Loan and the proposed initial public offering that the Company withdrew in July 2005.  The alleged promises made were regarding the (4) Company’s performance and the status of fund raising in 2003.  The Company denies the allegations and intends to vigorously defend this lawsuit.  On March 1, 2006, Mr. McAllister amended his pleadings and dismissed the fraud claims against the Company and the claims against Mr. Eshelman and Mr. Vishwanath.  The trial ended on April 6, 2006 and the jury found in favor of the Company and the lawsuit was dismissed.

Michael B. Shapiro, former CEO of the Company (at the time the Company was known as Smarte Solutions) has filed a lawsuit against the Company and Mr. Bala Vishwanath, the Company’s former Chairman, CEO and CSO, in the 126th Judicial District Court in Travis County, Texas on March 22, 2005 which was served on the Company on April 4, 2005, asserting that the Company breached various agreements, made representations regarding compensation that were false, and made promises regarding his compensation that were false.  Mr. Shapiro is seeking damages of the reasonable value of the stock options that were alleged to have been either refused to be granted or allowed to be exercised by the Company, reasonable value of the

VINCERA, INC.

Notes to Unaudited Financial Statements

(4)

Commitments and Contingencies (continued)

Litigation (continued)

services provided to the Company while acting as the CEO and while acting on the Company’s advisory board (which has been estimated to be at least $400,000 by Mr. Shapiro), punitive damages, attorney’s fees, all costs of the proceedings, interest on said sums as provided by law, and such other and further relief to which Mr. Shapiro may show himself justly entitled.  Although the Company denies the allegations alleged in the suit, the Company has determined that it was in the Company’s best interest to enter into a settlement agreement with Mr. Shapiro.  On February 27, 2006, the Company, Mr. Vishwanath, and Mr. Shapiro signed the settlement agreement and the agreement has been submitted to the bankruptcy court which is handling Mr. Shapiro’s proceeding.  The Company received approval of the settlement from the bankruptcy court, and upon execution of a mutual release by all parties, the settlement will be final and the Company will be required to pay the former officer and stockholder $35,000 which was accrued at the end of 2005, and 90,000 shares of common stock.

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

Operating Leases

In February 2006, the Company entered into a two-year lease for office space, and future minimum payments are $82,775 in 2006, $90,300 in 2007 and $7,525 in 2008.

 (5)

Notes Payable

Subordinated Notes Payable

During June through August of 2004, the Company issued $2,429,710, in Subordinated Promissory Notes (Subordinated Notes).  The Subordinated Notes carry an interest rate of 10%, are subordinate to the other credit agreements and trade payables of the Company, and have maturity dates of one year from their respective issuance dates.  The Subordinated Notes are subject to a Security Agreement whereby the Company has granted a security interest in certain collateral to secure the payment of the Subordinated Notes and other obligations.  Concurrent with the issuance of the Subordinated Notes, the Company had issued Stock Purchase Warrants equal to 7% of the principal amount of the Notes to purchase Common Stock in the Company.  Each warrant holder shall have the right to purchase Common Stock of the Company from time to time on and before the earlier of (i) immediately prior to the consummation of a best efforts commitment, underwritten public offering or (ii) until the third anniversary date following the grant date of each Stock Purchase Warrant.  Each Stock Purchase Warrant shall expire and be of no further force or effect upon the earliest of (i) the third anniversary date following the grant date of each Stock Purchase Warrant, (ii) twelve (12) months following the consummation of a best efforts commitment, underwritten public offering (“Public Offering”), (iii) the sale of all or substantially all of the Company’s assets, or (iv) immediately prior to any merger or consolidation of the Company in which the Company is not the surviving entity. Each warrant granted is fully vested and is

VINCERA, INC.

Notes to Unaudited Financial Statements

(5)

Notes Payable (continued)

Subordinated Notes Payable (continued)

exercisable at a price per share equal to (i) the per share price of the Company’s Common Stock issued in a Public Offering or (ii) $0.50 in the event a Public Offering does not occur. No value was assigned to the stock purchase warrants at the time based on the then estimated value of the common stock of $0.05 per share.

From June to August 2005, the Subordinated Notes matured, but were not repaid by the Company and were in default.  From September through December 31, 2005, the Company received consents from certain holders of the Subordinated Notes to convert the principal and interest to shares of the Company’s common stock at $0.36 per share by canceling their indebtedness. The Company converted Subordinated Notes and accrued interest totaling $1,770,455 into 4,917,930 shares of common stock at $0.36 per share and issued warrants to purchase 2,458,965 common shares at $0.50 per share.  These warrants expire 18 months from the date of the Company’s final close of the private placement (Note 3).

As compensation to the placement agent, the Company paid commissions of approximately $124,000 in cash, and issued 49,179 common stock shares, warrants to purchase 344,255 common shares at $0.36 per share, and warrants to purchase 196,717 common shares at $0.594 per share.  These warrants are exercisable for a period of 18 months from the date of the final close of the private placement (Note 3).  The fair value of the common stock and warrants totaled approximately $35,000.  A total of approximately $158,000 was charged to consulting fees related to this transaction.

One note holder with a principal amount of $100,000 requested repayment of the note in cash.  The Company paid approximately $56,370 in principal and interest to the holder during 2005, and the remaining $50,000 was purchased by another investor and converted in the first quarter of 2006.

During the three months ended March 31, 2006, the Company converted additional principal and interest totaling $179,973 into 483,258 shares of common stock at $0.36 per share and issued warrants to purchase 241,649 common shares at $0.50 per share.  These warrants expire 18 months from the date of the Company’s final close of the private placement (Note 3).

As compensation to the placement agent for the notes converted during the three months ended March 31, 2006, the Company paid commissions of approximately $13,000 in cash, and issued 4,833 common stock shares, warrants to purchase 33,828 common shares at $0.36 per share, and warrants to purchase 19,330 common shares at $0.594 per share.  These warrants are exercisable for a period of 18 months from the date of the final close of the private placement (Note 3).  The fair value of the common stock and warrants totaled approximately $5,850.  A total of approximately $33,000 was charged to consulting fees related to this transaction.

Note Payable Related Party

On November 2, 2005 an Officer of the Company issued a note with a principal amount of $40,000 and a maturity date of the initial close of the escrow account for the private placement, or in any event not later than November 30, 2005.  The note carries an interest rate of 6.375% with similar terms as the other short-term promissory note holders.  The note also provides for a warrant for 30,560 shares of the Company’s common stock at an exercise price of $0.50 per share with an expiration date of 18 months from the date of the final closing of the private placement.  The fair value of this warrant was not material and has been aggregated with the warrants issued with notes payable below converted at the same time.  This note has not been repaid and the Company is accruing interest per the note agreement.  The Company intends to pay this note on or before the final close of the private placement.

As a condition of the Vincera Software, Inc. acquisition, the Company assumed notes payable to certain former officers and employees of Vincera Software, Inc. with a balance due of $180,876.  The Company is currently in default on these notes and accruing interest at 1.5% per month as long as the notes remain unpaid.  The Company intends to pay these notes on or before the final close of the private placement.

(6)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each common stockholder is entitled to one vote per share of common stock owned.

During the year ended December 31, 2005, the Company issued 7,053,777 of shares of common stock upon conversion of 7,053,777 of Series A Preferred stock.

VINCERA, INC.

Notes to Unaudited Financial Statements

(6)

Common Stock (continued)

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

During 2005 Company issued a total of 17,699,061 shares of common stock through sales, conversion of preferred stock (Note 6), and conversion of debt (Note 5).  These common shares, with the exception of the shares issued for the conversion of preferred stock, are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.  The Company is also required to issue penalty warrants in an aggregate of 3,215,890 shares of common stock to the purchasers of the common stock should the Company be unable to comply with the registration statement timeline defined in the common stock agreement.

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

During the three months ended March 31, 2006, the Company issued 414,595 of shares of common stock in exchange for 414,595 of Series A Preferred stock.

Additionally, during the three months ended March 31, 2006, the Company issued a total of 2,662,226 shares of common stock through sales, conversion of preferred stock (Note 7), and conversion of debt (Note 5).  These common shares, with the exception of the shares issued for the conversion of preferred stock, are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.  The Company is also required to issue penalty warrants in an aggregate of 667,179 shares of common stock to the purchasers of the common stock should the Company be unable to comply with the registration statement timeline defined in the common stock agreement.  These warrants have been valued at $50,324 using the Black-Scholes model with the following assumptions: exercise prices of $0.36 to $0.50 per share; dividend yield rate of 0%, volatility factor of 25%, and risk free interest rate of 4.25% and at terms of 18 to 60 months.

The shares of common stock issued in 2005 and the three months ended March 31, 2006 through the sale of these securities, and through the conversion of notes payable are subject to an agreement to register these shares.  As the registration of common stock is not within the control of the Company, and the potential damages for failure to register are material, these shares have been recorded as a liability in accordance with EITF 00-19.  These instruments were measured at fair value and will be marked to market each quarter with the change in fair value recorded in the income statement based on fair value of the Company’s common stock.

(7)

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

VINCERA, INC.

Notes to Unaudited Financial Statements

(7)

Preferred Stock (continued)

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

In conjunction with the Company’s private placement and the filing of the Company’s Form 10-SB, the Company has sought and received the consent of the holders of 7,468,372 shares of the Series A Preferred Stock to convert into 7,468,372 shares of the Company’s common stock, of which 414,595 was converted during the three months ended March 31, 2006. These shareholders continue to hold warrants to purchase 2,154,028 shares of Series A Preferred Stock.  These warrants do not have any contractual registration rights.

The Company is seeking the consents and waivers for conversion of the remaining shares as well as consents converting the warrants to purchase preferred shares into warrants to purchase the Company’s common stock.  There is no assurance that the Company can obtain the necessary consents and waivers to convert the remaining shares, which could have a material adverse effect upon the Company.

(8)

Common Stock Option/Stock Incentive Plan

The Company’s 2002 Stock Incentive Plan (the “Plan”) was approved in November 2002.  The Plan provides for a means by which individuals may be given an opportunity to benefit from increases in the value of the common stock through the granting of the following Stock Awards: Incentive Stock Options, Nonstatutory Stock Options, stock bonuses and rights to acquire restricted stock.  In 2004, the Board of Directors increased the maximum shares to 9,000,000.  Incentive Stock Options issued prior to the approval of the Plan are in addition to the total allowed through the Plan.

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

Under the Plan, stock bonuses and restricted stock awards in the form of shares of common stock may be issued directly to employees, members of the Board of Directors, or other individuals. Shares of common stock issued as stock bonuses may vest immediately, or in one or more installments, at the discretion of the Board of Directors.  Recipients of stock bonuses and restricted stock awards have full stockholder rights with respect to any shares of common stock issued, regardless of whether such shares are vested.  During the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005, no shares of common stock were issued as stock bonuses or restricted stock awards.

VINCERA, INC.

Notes to Unaudited Financial Statements

(8)

Common Stock Option/Stock Incentive Plan (continued)

Stock options issued under the Plan have vesting schedules as determined by the Board of Directors, which are generally four years.  Unless terminated at an earlier date by action of the Board of Directors, the Plan terminates on November 4, 2012.

Prior to January 1, 2006, options granted to non-employees were recorded at their intrinsic value in accordance with APB 25.  These options were issued pursuant to the Plan and are reflected in the disclosures below.

No options were issued during the three months ended March 31, 2006 or March 31, 2005.

Prior to the approval of the Plan, the Company issued stock options through the direct actions of the Board of Directors.  Options representing a total of 2,707,000 shares as of March 31, 2006 and as of December 31, 2005 were issued in this manner, outside of the Plan.

Under the Company’s Plan, of the 9,000,000 shares that are authorized to be issued, the Company has:

•

Options to purchase 3,360,000 shares of the Company’s common stock have been issued under the Plan and are outstanding as of March 31, 2006;

•

The Company may issue up to an additional 3,636,458 options, stock bonus awards or restricted stock awards (including as a result of options to purchase 5,361,438 shares that were granted under the Plan, have expired and are available for future grants under the Plan); and

•

Options to purchase 2,003,542 shares have been exercised and are no longer available for future grants.

A summary of activity in common stock options for the three months ended March 31, 2006 and year ended December 31, 2005 is as follows, and includes options granted through the Plan and outside the Plan:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding December 31, 2005	6,267,000	$0.001-$0.36	$0.06
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	(200,000)	$0.36	$0.36
Options outstanding March 31, 2006	6,067,000	$0.001-$0.36	$0.06

The following is a summary of options outstanding and exercisable at March 31, 2006:

	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
Vested	3,766,651	5.0	$0.06
Unvested	2,300,349	9.3	$0.18
Total Outstanding	6,067,000	6.7	$0.11

Compensation expense related to the Company’s share-based awards during the three months ended March 31, 2006 was $24,032.  The pro forma expense for the Company’s share based awards for the three months ended March 31, 2005 and the effect on net loss and earnings per share is as follows:

VINCERA, INC.

Notes to Unaudited Financial Statements

(8)

Common Stock Option/Stock Incentive Plan (continued)

Three Months Ended March 31, 2005
Net loss, as reported	$(711,316)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,047)
Pro forma net loss	$(713,363)
Net loss per share:
Basic and diluted - as reported	$(0.03)
Basic and diluted - pro forma	$(0.03)

At March 31, 2006, there was approximately $403,076 of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan.  The expense is expected to be recognized over a weighted-average period of 4.5 years.

 (9)

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

(10)

Subsequent Events

In April 2006, the Company had an interim close of the private placement of 1,552,211 shares of its common stock to 11 accredited investors for a cash price of $0.36 per share.  Each investor also received a five year common stock purchase warrant for 25% of their investment at an exercise price of $0.50 per share, which warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering.  The aggregate proceeds of the offering were $558,796.  The placement agent received a fee of approximately $39,115, a warrant to purchase 108,655 shares of common stock at an exercise price of $0.36, a warrant to purchase 37,629 shares of common stock at an exercise price of 40,594 per share and 15,522 shares of common stock.  These warrants are exercisable for a period of 18 months from the date of the final close of the offering.

On May 4, 2006, the Company was served with three lawsuits by three of its subordinated promissory note holders.  The plaintiffs are: Agincourt, L.P., Charles M. Gray, and Thomas G. Reagan, and each lawsuit asserts a claim for breach of contract, alleging that the Company has failed to pay the principal and interest due and owing under each of the three subordinated promissory notes issued to these plaintiffs.  The lawsuits claim that the principal and interest under each note was due and payable in July 2005, and the Company has failed to pay the notes when due.  The Agincourt, L.P. lawsuit alleges a principal amount due and owing of $100,000, and the Gray and Reagan lawsuits allege a principal amount due and owing of $50,000 each.  Each of the lawsuits also seeks to recover interest on the principal amount of 10%, plus all reasonable and necessary attorneys’ fees and costs.  The lawsuits are styled, Agincourt, LP v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 126th Judicial District Court of Travis County Texas, Charles M. Gray v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 98th Judicial District Court of Travis County Texas, and Thomas G. Reagan v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 200th Judicial District Court of Travis County Texas.  The Company has had preliminary discussions with counsel for these three plaintiffs and if the lawsuits are not resolved, then the Company will respond in a timely fashion and take the necessary steps to defend the lawsuits.  No amounts have been accrued for these lawsuits because we have not determined them.

Item 2.

Management’s Discussion and Analysis or Plan of Operations

The information presented in this section should be read in conjunction with our audited financial statements and related notes for the periods ended December 31, 2005 and 2004 included in our Form 10-KSB, as well as the information contained in the financial statements, including the notes thereto, appearing elsewhere in this report.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this report.

Summary of Financial Information

	Three Months Ended March 31, (unaudited)
	2006	2005
Statements of Operations Data:
Revenues	$172,515	117,661
Total operating expenses	$875,753	753,704
Operating loss	$(703,238)	(636,043)
Net loss	$(683,263)	(711,316)
Net loss per common share	$(0.02)	(0.03)

	As of March 31, 2006	As of December 31, 2005
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$36,084	140,071
Intangibles	$326,618	285,809
Total assets	$466,810	486,044
Short term liabilities	$1,396,134	1,651,682
Long term liabilities	$5,085,816	4,190,271
Total liabilities	$6,481,950	5,841,953
Stockholders’ (deficit)	$(6,015,140)	(5,355,909)

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

The companies that provide their proprietary information online spans the major market segments of financial, insurance, healthcare and government.  Although our products can be used by this broad group of companies, we have focused our initial efforts on companies where their primary business is publishing and providing their proprietary information online, through the Internet, on a subscription basis. Companies that make up this segment include publishers of financial information, publishers of reports from analysts on key trends and market segments, and publishers of software products that are offered as an Internet-based service, which means that their customers can use their software products through the Internet without having to download any software.

Through our Vincera Activity Manager (VAM) software, we provide our customers a means to improve their customer-facing functions, such as customer retention management, customer upgrade management and license compliance management.  Improvement in these processes are achieved by our customers through the monitoring, capturing, analysis, and reporting of key intelligence about the ways in which their subscribers interact with and use their online information.  By improving these business processes, our customers can reduce costs while simultaneously maximizing the value of each of their subscribers.

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

•

VAM Compliance to help publishers and providers of online information monitor and capture which subscribers are in violation of their license policies based on excessive or unauthorized use of the online information and services; and

•

VAM Distribution to help publishers and providers of online information manage access to their online information and ensure that only properly authorized subscribers benefit from the intellectual property they have valid licenses to use.

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

Vincera does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights, or acceptance clauses until such rights to return, refund, or cancel have expired or acceptance has occurred.  Currently Vincera offers its customers no legal right of return / refund upon cancellation of the purchase.  However, Vincera accepts returns and refunds money to customers within 30 days of purchase as a matter of business practice.  Vincera does not recognize revenue if it has been notified by the customer its intent to cancel the purchase and seek refund should the cancellation occur within the 30 day window.  Additionally, we offer standard warranty to its customers which includes legal right of refund / cancellation of the contract should we not be able to deliver upon its obligations under the contracts.  Vincera estimates its sales return allowance based on historical experience with customers, its ability to meet all the obligations arising from contracts, and other factors which may be unique to each of the contracts.  As of March 31, 2006 and 2005 and December 31, 2005, Vincera did not have any sales return allowance.

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

The value of the derivative liabilities relating to the warrants issued to purchase the Company’s common stock in our financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions.  As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of the Company’s common stock, the amount of shares converted by common stock holders in connection with the warrants.  Consequently, our financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenues and expenses.  See Note (10) regarding valuation methods used for derivative liabilities.  Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments held by the Company as of March 31, 2006 and December 31, 2005 were not designated as hedges.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method.  Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.  Before January 1, 2006, the Company accounted for its stock options using the intrinsic value method.

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

Comparisons of the Three Months Ended March 31, 2006 and 2005

	Three Months Ended		Variance
	March 31,		2006 vs. 2005
	2006	2005	$	%
Total revenues	$172,515	117,661	54,854	47%
Royalty revenues	$123,488	47,790	75,698	158%
License revenues	$4,500	4,500	-	0%
Service	$44,527	65,371	(20,844)	(32%)

Total Revenues.  Revenues increased to 172,515 for the three months ended March 31, 2006 from $117,661 for the three months ended March 31, 2005, an increase of 47%.  The increase in revenues for the three months ended March 31, 2006 reflects an increase in royalties as one customer increased the usage in their Games Division of our protection software.  The professional services number decreased in the period ended March 31, 2006 as we moved our focus to the acquisition of new customers for our VAM products.  We signed contracts for two new partners, whom we will have a revenue sharing arrangement when they are fully operational with our products, and one new customer whom we will have a monthly license fee after we implement our solution within their site.  For the three month period ended March 31, 2006, our two largest customers accounted for 96% of our total revenues.

Royalty Revenues.  As our customers protect their intellectual property with our products, they may pay us a royalty fee based on the licensing arrangement that we have with each customer.  For the three months ended March 31, 2006 the increase in royalties was due to the increased usage of our protection software within one customer’s Games Division.  As we make the transition to the enterprise market with our VAM solutions, we expect that royalty revenues will decrease.

License Revenues.  The license revenues for the three months ended March 31, 2006 and 2005 remained the same as we continue to have one customer on a quarterly subscription payment.  We have been focused on developing our new solutions and reducing our dependencies on third party products, especially from Bit-Arts.  As a result, we have not sought new customers until our own internally developed protection technologies were ready for the market, and we made that transition during the end of this quarter.  We anticipate that the license revenues will increase as we begin to enter into subscription based and perpetual licenses of our applications to a wider customer base.

Services Revenues.  The decrease in services revenues for the three months ended March 31, 2006 compared to the year earlier period was primarily due to refocusing some of our resources on presales activities surrounding our new products.  We expect our services revenues to increase as we move towards the enterprise software model and offer professional services and software support and maintenance services.

	Three Months Ended		Variance
	March 31,		2006 vs. 2005
	2006	2005	$	%
Research and Development	$260,786	195,579	65,207	33%
Sales, General and Administrative	$515,384	464,673	50,711	11%
Depreciation and Amortization	$18,997	93,452	(74,455)	(80%)
Interest expense	$60,611	75,273	(14,662)	(19%)

Research and Development.  Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of the existing products, quality assurance and support activities.  Research and development expenses do not include rent or facilities cost because they were immaterial.  Research and development expense in the three months ended March 31, 2006 were attributable to development of our products and enhancements to our protection technologies, both of which remain in development.  For the three months ended March 31, 2006, research and development expenses were attributable to enhancements for our full product line, which are ongoing. As a percentage of our overall expenses, research and development costs accounted for 30% and 26% for the three month periods ended March 31, 2006 and 2005, respectively.  The increase is primarily due to additional headcount in the engineering group   While we intend to continue to invest in research and development and expect to incur additional expenses for employees and/or consultants as we develop our VAM products and lessen our dependence on third-party royalty-bearing products, including the licensed technology from Bit-Arts, we are not able to project the nature and timing of remaining efforts for completion, estimated completion date or similar information, because our development efforts will be determined by customer requirements and availability of funds.

Sales, General and Administrative.  Sales, general and administrative expenses consist of salaries, benefits, and related costs of our sales, marketing, administrative, finance, business operations and information technology personnel, sales commissions, travel and entertainment expenses, costs of our marketing programs, collateral materials, rent and facilities costs, as well as legal, marketing, and accounting services.  As a percentage of overall expenses, sales, general and administrative expenses accounted for 59% and 62% for the three month periods ended March 31, 2006 and 2005, respectively.

The increase in sales, general and administrative expenses in the three months ended March 31, 2006 over 2005 is due primarily to an increase in salaries, marketing expenses, and the subordinated debt placement agent fees with a decrease in legal fees.

We expect in future periods that the percentage of sales and general and administrative to the overall expenses will increase and research and development expenses will decrease as a percentage of total expenses as we take our products to market.

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three months ended March 31, 2006 as compared to the same period in 2005 is primarily due to the impairment write off of intangibles at December 31, 2005, resulting in reduced amortization expense compared to the same period in 2005.

Interest Expense.  Interest expense decreased during the three months ended March 31, 2006 as compared to the same period in 2005 due to the conversion of the Convertible Promissory Notes Payable and all but $650,000 of the Subordinated Notes Payable.  We anticipate that the interest expense will decrease in future periods upon the conversion of the remaining Subordinated Notes Payable and the other notes payable, if we are successful in obtaining the conversion of those securities, but will see an increase as the amortization costs from the private placement are amortized.

Provision for Income Taxes and Net Operating Losses.  We have incurred operating losses for all fiscal years from inception through March 31, 2006, and therefore have not recorded a provision for income taxes.  We have recorded a valuation allowance for the full amount of our deferred tax assets, which are primarily net operating loss carryforwards because of the uncertainty regarding the realization of these carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash at March 31, 2006 was approximately $36,084.  In September 2005 we engaged an investment banking firm, Fifth Street Capital, LLC (“Fifth Street”), to act as our exclusive advisor in a private placement.  We seek to raise up to $10.225 million through the sale of our common stock in a private placement.  Through the private placement, we intend to raise up to $10.225 million, with a minimum raise of $1.0 million, which we achieved in November 2005.  At the intended maximum raise of $10.225 million, we would have approximately $8.9 million in net proceeds.  We have closed on approximately $2 million through April 2006.  Concurrent with the private placement we are seeking consents and waivers of approximately $650 thousand in subordinated note holders, to convert to shares of our common stock at $.36 per share, although there can be no assurance that we will obtain their consent.  If we are unable to receive consent from all note holders, we would seek to renegotiate the terms and conditions of those notes.

Additionally, we may not be able to raise additional capital through our private placement, nor generate sufficient cash flow from operations, which would have a material adverse affect on the Company.  Our expansion plans are critical to obtaining profitability and a shortage of funds would hinder those expansion plans and put into doubt our ability to become cash flow positive and profitable.

At March 31, 2006, we had outstanding approximately $650 thousand of Subordinated Promissory Notes which bear interest at the rate of 10% per annum and we are currently in default on these notes.  We are seeking consents from the holders of these subordinated promissory notes to convert the principal and interest to shares of our common stock at $.36 per share by canceling their indebtedness.  At March 31, 2006, we had outstanding approximately $40,000 in a promissory note outstanding which is payable to one of our officers and is in default.  We plan to pay this note on or before the final close of the private placement.

Our independent registered public accounting firm has stated in their report included in our 2005 Annual Report that we have incurred losses from operations and have limited working capital that raise substantial doubt about our ability to continue as a going concern.  We hope to continue to fund operations through additional debt and equity financing arrangements that we believe may be sufficient to fund our capital expenditures, working capital, and other cash requirements for the year ending December 31, 2006.  The successful outcome of future financing activities cannot be determined at this time and there are no assurances that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2006 and at December 31, 2005.

Risk Factors

We have incurred significant losses and anticipate losses in the future, and as a result, our independent registered public accounting firm’s report contains a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.

We have incurred operating losses since our inception, including net losses of $3.4 million and $2.5 million for the years ended December 31, 2004 and 2005, respectively, and we expect to continue incurring losses for the foreseeable future.  As of March 31, 2006, we had an accumulated deficit of $12.8 million.  To date, we have funded our operations principally through the sale of our stock and promissory notes, as well as our revenues.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products, and services. We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels.  We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenues after costs, and, as a result, we expect to continue to incur losses for the foreseeable future. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

As a result, our independent registered public accounting firm has stated in their report included in our 2005 Annual Report that we have incurred losses from operations and have limited working capital that raise substantial doubt about our ability to continue as a going concern.  This going concern paragraph could adversely impact our future financing activities and there are no assurances that we will have sufficient funds to execute our intended business plan or generate positive operational results.

We have limited capital resources and additional funding may not be available to us or may not be available on acceptable terms.

At March 31, 2006, we had approximately $36,084 in cash and cash equivalents.  We anticipate, if our fund raising activities are not successful, we will not have sufficient liquidity to meet expected expenses beyond June 2006.  At March 31, 2006, we had outstanding approximately $650,000 of subordinated promissory notes which bear interest at the rate of 10% per annum with maturity dates which range from June through August 2005.  We are seeking waivers and consents to convert the remaining principal and interest to common stock.  If we are unable to convert these notes, we would have to renegotiate the payments or risk adverse legal action.  On May 4, 2006, we were served with three lawsuits by three of its subordinated promissory note holders.  The plaintiffs are: Agincourt, L.P., Charles M. Gray, and Thomas G. Reagan, and each lawsuit asserts a claim for breach of contract, alleging that the Company has failed to pay the principal and interest due and owing under each of the three subordinated promissory notes issued to these plaintiffs.  There is currently one short term note outstanding with a principal amount of $40,000 and a maturity date of November 30, 2005, which we are currently in default.

In April of 2006, we had a third close on our private placement of 764,711 shares of common stock at $0.36 per share.  Gross proceeds were $275,296 with the Company receiving $185,012 after expenses.

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

We have outstanding approximately $650 thousand in Subordinated Promissory Notes (the “Notes”) and 2,454,690 shares of preferred stock (the “Preferred Stock,” and, together with the Notes, the “Senior Securities”).  These Notes are currently in default, and the holders of the Notes could sue Vincera to demand repayment of the Notes, which would have a material adverse effect on our financial condition and possibly require us to seek bankruptcy court protection.  The terms of the Senior Securities may have a material adverse effect on Vincera and our financial condition and results of operations.  The Preferred Stock has a liquidation preference in the amount of approximately $1.2 million, plus accrued and unpaid dividends, and the Notes have an outstanding balance of principal and interest of approximately $832 thousand as of March 31, 2006, all of which must be paid before common stockholders would receive any funds from their investment in Vincera in the event of liquidation, including some changes of control.  The Senior Securities could also materially and adversely affect the ability of Vincera to raise funds necessary to continue our business.  We intend to seek the conversion of the Senior Securities to shares of common stock, although there is no assurance that we will be successful in this effort.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenues and may have difficulty accurately predicting revenues for future periods and appropriately budgeting for expenses.

We have generated a total of $997,501 in revenues since January 1, 2003, with $172,515 generated in the three months ended March 31, 2006, $153,587 generated in the year ended December 31, 2004, and $331,729 in the year ended December 31, 2005.  Our net loss for the three months ended March 31, 2006 is $683,263.  We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenues.  Therefore, we have a very limited ability to predict future revenues.  With our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control, it difficult for us to accurately forecast our quarterly and annual revenues.  Most of our expenses are fixed in the short term or incurred in advance of anticipated revenues.  As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenues shortfall.  If our revenues do not increase as anticipated, we will continue to incur significant losses.

We depend on a small number of key customers for a high percentage of our revenues and the loss of a significant customer could result in a substantial decline in our revenues and increase in our losses.

Our customer base and a majority of our revenues are highly concentrated among a very limited number of customers and the loss of any one of these customers would have a material adverse impact on our revenues and ability to achieve profits.  Historically, we have derived the majority of our revenues from a relatively small number of customers.  Two customers accounting for 96% of our revenues for the three months ended March 31, 2006 and two customers accounted for 94% of revenues in the three months ended March 31, 2005.

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

From time to time, we have been, and may continue to be subject to legal claims related to our business.  These may include actions for regulatory non-compliance, customer and shareholder complaints, and failure to meet financial obligations.  We have been subject to legal proceedings.  While we believe these claim were without merit, we were forced to spend funds to pay defense costs and settlements.  We may also become subject to additional claims, which may result in substantial expense and may divert our attention from the implementation of our business strategy.

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

We rely on software technologies, which we license from third parties and acquire from open-source providers for use in our products to perform key functions and provide additional functionality.  Because our products incorporate software developed and maintained by third parties, we are, to an extent, dependent upon those third parties' ability to maintain or enhance their current products, to develop new products on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes.  Further, these third-party technology licenses may not always be available to us on commercially reasonable terms or at all.

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

Clients that license our software typically engage our professional services to assist with the installation, training, consulting, and implementation of our software.  We believe that growth in our software sales depends to a significant degree on our ability to provide our clients with these services.  New services personnel will require training and education and take time to reach full productivity.  We may not be able to recruit the service personnel we need or retain our current providers of this service because competition of qualified personnel is intense.  We are in a relatively new market and only a limited number of individuals have the skills needed to provide the services that our clients require.  To meet our needs for service personnel, we may also need to use third-party consultants to supplement our own service personnel.

Customer and end-user resistance, including as a result of privacy concerns, could deter current and potential users from using our products.

Third parties may attempt to breach our security or that of our customers.  We may be liable to our customers for any breach in security and any breach could harm our customers, our business and our reputation.  In addition, our software contains features, which may allow us, or our customers to control, monitor or collect data from computers running our software.  Therefore, we may be subject to claims associated with invasion of privacy or inappropriate disclosure, use or loss of this information.  Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation and our business and operating results.  In addition, computers, including those that use our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data.  We may be required to expend significant capital and other resources to further protect against security breaches or to rectify problems caused by any security breach.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel.  In particular, due to the small size of our executive management team and early stage of our business, we believe that our future success is highly dependent on David Malmstedt, our Chief Executive Officer and President, Kevin Schick, our Chief Marketing Officer, to provide continuity in the execution of our growth plans.  We do not carry key-man life insurance on executives.  While we have severance arrangement in place with Mr. Malmstedt, we do not have long-term employment agreements in place with any of our employees.  During May 2006, our Chief Technology Officer left the Company.  The loss of the services of any of our other key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products, especially if we experience rapid growth, which would place additional strains on our small management team.

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

Awards under our 2002 Stock Option Plan and outside of this plan would reduce the percentage ownership interest of all stockholders.  Options to purchase 6,067,000 common shares, and warrants to purchase 7,394,954 shares were outstanding as of March 31, 2006.  We anticipate that we will issue additional shares and warrants in connection with our efforts to raise additional funds.  We will grant additional options, warrants, and/or shares of restricted stock in the future.  The issuance of shares upon the exercise of these options and warrants, and restricted stock grants may result in dilution to our stockholders.

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

We have historically issued a relatively large number of options to our employees because we believe that employee stock options are an important element of total compensation and because we have had limited cash resources to pay cash compensation to our employees.  The FASB has implemented rule changes requiring expensing of stock options that we implemented January 1, 2006.  If we continue to support broad-based employee stock option grants we may suffer a material, negative impact upon our future earnings because of the deduction of these amounts from our net income as an expense.  This could cause the market price of our stock to decline.  Alternatively, if we cut back on employee stock option grants, we may lose an important benefit that impacts the recruiting and retention of quality employees, especially given our relative lack of cash for cash compensation, and our business could be harmed because we would be unable to attract qualified employees to implement our business plans.

Item 3.

Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended March 31, 2006, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting during the three months ended March 31, 2006.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company has settled or reached agreements on all of its outstanding lawsuits.

Scott McAllister, one of the Company’s shareholders, filed a lawsuit against the Company in the 261st Judicial District Court in Travis County, Texas, on January 14, 2005, asserting that the Company breached an alleged oral contract, promissory estoppel, and fraud in a 2003 stock transaction.  On June 6, 2005, the lawsuit was amended by the plaintiffs to include Mr. Mark Eshelman, the Company’s current Director of Sales Development and former executive officer and board member, and Mr. Bala Vishwanath, the Company’s former Chairman, CEO and CSO, as defendants in this lawsuit.  Mr. McAllister is seeking damages of $189,000 plus attorneys fees.  Mr. McAllister claims that he is owed these sums for services allegedly performed, and promises made by the Company, in connection with the Company’s securities offerings.  The services allegedly performed were the introduction of Fifth Street Capital LLC to the Company, whereby Mr. McAllister believes he is entitled to a commission for all monies raised by Fifth Street Capital LLC on behalf of the Company, including the Bridge Loan and the proposed initial public offering that the Company withdrew in July 2005.  The alleged promises made were regarding the (4) Company’s performance and the status of fund raising in 2003.  The Company denies the allegations and intends to vigorously defend this lawsuit.  On March 1, 2006, Mr. McAllister amended his pleadings and dismissed the fraud claims against the Company and the claims against Mr. Eshelman and Mr. Vishwanath.  The trial ended on April 6, 2006 and the jury found in favor of the Company and the lawsuit was dismissed.

Michael B. Shapiro, former CEO of the Company (at the time the Company was known as Smarte Solutions) has filed a lawsuit against the Company and Mr. Bala Vishwanath, the Company’s former Chairman, CEO and CSO, in the 126th Judicial District Court in Travis County, Texas on March 22, 2005 which was served on the Company on April 4, 2005, asserting that the Company breached various agreements, made representations regarding compensation that were false, and made promises regarding his compensation that were false.  Mr. Shapiro is seeking damages of the reasonable value of the stock options that were alleged to have been either refused to be granted or allowed to be exercised by the Company, reasonable value of the services provided to the Company while acting as the CEO and while acting on the Company’s advisory board (which has been estimated to be at least $400,000 by Mr. Shapiro), punitive damages, attorney’s fees, all costs of the proceedings, interest on said sums as provided by law, and such other and further relief to which Mr. Shapiro may show himself justly entitled.  Although the Company denies the allegations alleged in the suit, the Company has determined that it was in the Company’s best interest to enter into a settlement agreement with Mr. Shapiro.  On February 27, 2006, the Company, Mr. Vishwanath, and Mr. Shapiro signed the settlement agreement and the agreement has been submitted to the bankruptcy court which is handling Mr. Shapiro’s proceeding. The Company received approval of the settlement from the bankruptcy court, and upon execution of a mutual release by all parties, the settlement will be final and the Company will be required to pay the former officer and stockholder $35,000 which was accrued at the end of 2005, and 90,000 shares of common stock.

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

On May 4, 2006, the Company was served with three lawsuits by three of its subordinated promissory note holders.  The plaintiffs are: Agincourt, L.P., Charles M. Gray, and Thomas G. Reagan, and each lawsuit asserts a claim for breach of contract, alleging that the Company has failed to pay the principal and interest due and owing under each of the three subordinated promissory notes issued to these plaintiffs.  The lawsuits claim that the principal and interest under each note was due and payable in July 2005, and the Company has failed to pay the notes when due.  The Agincourt, L.P. lawsuit alleges a principal amount due and owing of $100,000, and the Gray and Reagan lawsuits allege a principal amount due and owing of $50,000 each.  Each of the lawsuits also seeks to recover interest on the principal amount of 10%, plus all reasonable and necessary attorneys’ fees and costs.  The lawsuits are styled, Agincourt, LP v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 126th Judicial District Court of Travis County Texas, Charles M. Gray v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 98th Judicial District Court of Travis County Texas, and Thomas G. Reagan v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 200th Judicial District Court of Travis County Texas.  The Company has had preliminary discussions with counsel for these three plaintiffs and if the lawsuits are not resolved, then the Company will respond in a timely fashion and take the necessary steps to defend the lawsuits.  No amounts have been accrued for these lawsuits because we have not determined them.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, the Company converted principal and interest on promissory notes totaling $179,973 into 483,258 shares of common stock at $0.36 per share and issued warrants to purchase 241,649 common shares at $0.50 per share.  These warrants expire 18 months from the date of the Company’s final close of the private placement  As compensation to the placement agent for the notes converted, the Company paid commissions of approximately $13,000 in cash, and issued 4,833 common stock shares, warrants to purchase 33,828 common shares at $0.36 per share, and warrants to purchase 19,330 common shares at $0.594 per share.  These warrants are exercisable for a period of 18 months from the date of the final close of the private placement.

During the three months ended March 31, 2006, the Company issued 414,595 of shares of common stock upon conversion of 414,595 of Series A Preferred stock.

In April 2006, the Company had an interim close of the private placement of 1,552,211 shares of its common stock to 11 accredited investors for a cash price of $0.36 per share.  Each investor also received a five year common stock purchase warrant for 25% of their investment at an exercise price of $0.50 per share, which warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering. The aggregate proceeds of the offering were $558,796.  The placement agent received a fee of approximately $39,115, a warrant to purchase 108,655 shares of common stock at an exercise price of $0.36, a warrant to purchase 37,629 shares of common stock at an exercise price of 40,594 per share and 15,522 shares of common stock.  These warrants are exercisable for a period of 18 months from the date of the final close of the offering.

These issuances were made pursuant to a private placement to a limited number of accredited investors and was exempt from registration under Rule 506 under Section 4(2) of the Securities Act of 1933.

Item 3.

Defaults Upon Senior Securities

The Company has approximately $650,000 of Subordinated Promissory Notes that are in default.  Total arrearages as of March 31, 2006 were approximately $778,047 including accrued interest.  The Company is seeking waivers and consents to convert this debt and interest into shares of the Company’s common stock.

The Company is in default upon a $40,000 note payable to an officer of the Company.  Total arrearages as of March 31, 2006 were $40,630 including accrued interest.

The Company is currently in default on notes issued in connection with the Vincera Software, Inc. acquisition, accruing interest at 1.5% per month as long as the notes remain unpaid.  Total arrearages as of March 31, 2006 were $201,296, including accrued interest.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINCERA, INC.

By:   /s/ David R. Malmstedt

David R. Malmstedt, President and Chief Executive Officer (Duly Authorized Signatory and Principal Executive, Financial and Accounting Officer)

Date:  May 15, 2006