Form 10QSB
period 2006-06-30
Vincera, Inc.
filed 2006-08-21
CIK 1303604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

———————————

FORM 10-QSB

☒ QUARTERY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

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

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of August 21, 2006, the registrant had 48,454,385, shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format:  YES ☐ NO ☒

Index

PART I – FINANCIAL INFORMATION

1

ITEM 1.

FINANCIAL STATEMENTS

1

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

17

ITEM 3.

CONTROLS AND PROCEDURES

32

PART II – OTHER INFORMATION

33

ITEM 1.

LEGAL PROCEEDINGS

33

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

34

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

34

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

35

ITEM 5.

OTHER INFORMATION

35

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

35

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

VINCERA, INC.
Balance Sheets
As of June 30, 2006 and December 31, 2005
	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,264	$140,071
Accounts receivable, net	11,513	17,000
Other current assets	46,009	15,612
Total current assets	163,786	172,683
Property and equipment:
Fixed assets	81,491	80,730
Less accumulated depreciation and amortization	(38,444)	(53,178)
Net property and equipment	43,047	27,552
Issuance costs, net of amortization	351,410	186,809
Software acquired, net of amortization	70,715	99,000
Total assets	628,958	486,044
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	139,369	375,924
Accounts payable, related party	59,742	14,096
Note payable, related party	220,876	220,876
Deferred rent payable	-	2,075
Deferred revenues	27,396	23,396
Accrued interest payable	159,293	215,315
Subordinated notes payable	650,000	800,000
Total current liabilities	1,256,676	1,651,682
Long-term leases	11,492	-
Common stock, 15,315,023 and 10,615,909 issued and outstanding at June 30, 2006 and December 31, 2005, respectively, subject to registration rights agreement, at fair value	5,744,001	4,052,319
Derivative liability, contingent warrants issued with common stock sales	225,399	96,149
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	45,910	41,803
Total long term liabilities	6,026,802	4,190,271
Total liabilities	7,283,478	5,841,953
Stockholders’ deficit:
Series A convertible preferred $.001 par value, 30,000,00 authorized, 2,414,459 and 2,869,285 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2,415	2,869
Additional paid-in-capital – Series A Preferred	1,204,798	1,431,757
Common Stock, $.001 par value, 100,000,000 shares authorized and 31,687,466 and 31,155,974 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	31,687	31,156
Additional paid-in-capital	5,605,848	5,347,233
Note receivable from shareholders for purchase of stock	(6,250)	(6,250)
Accumulated deficit	(13,493,018)	(12,162,674)
Total stockholders’ deficit	(6,654,520)	(5,355,909)
Total liabilities and stockholders' deficit	$628,958	$486,044

See accompanying notes to financial statements.

	VINCERA, INC.
	Statement of Operations
	Three Months and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Royalties	$28,667	6,594	152,155	54,384
Licenses	4,500	9,000	9,000	15,500
Services	59,702	27,346	104,229	90,717
Total revenues	92,869	42,940	265,384	160,601
Expenses:
Research and development	247,631	229,918	508,417	425,497
Sales, marketing, general and administrative	423,014	287,300	938,398	751,973
Depreciation and amortization	19,322	94,935	38,319	188,387
Total operating expenses	689,967	612,153	1,485,134	1,365,857
Loss from operations	(597,098)	(569,213)	(1,219,750)	(1,205,256)
Interest income (expense), net	(80,514)	(75,250)	(141,125)	(150,523)
Net loss	$(677,612)	(644,463)	(1,360,875)	(1,355,779)

Basic and diluted loss per share	$(0.02)	(0.03)	(0.04)	(0.06)
Weighted average common shares outstanding:
Basic and fully diluted	31,562,617	24,082,614	31,661,911	24,076,086

See accompanying notes to financial statements.

	VINCERA, INC.
	Statements of Cash Flows
	Six Months Ended June 30, 2006 and 2005
	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,360,875)	$(1,355,779)
Adjustments to reconcile net loss to net cash used in operating activities
Non cash adjustments:
Share based compensation expense	62,931	-
Depreciation and amortization	27,215	188,387
Amortization of issuance costs	161,172	-
Changes in operating assets and liabilities:
Accounts receivable	5,487	79
Other current assets	(30,397)	19,146
Accounts receivable related party	45,646	(3,788)
Accounts payable and accrued liabilities	(236,555)	13,128
Accounts payable related party	-	4,679
Deferred rent payable	(2,075)	(2,075)
Deferred revenue	4,000	26,308
Interest payable	(56,022)	150,635
Net cash used in operating activities	(1,379,473)	(959,280)
Cash flows from investing activities:
Purchases of property and equipment	(761)	(20,281)
Net cash used in investing activities	(761)	(20,281)
Cash flows from financing activities:
Proceeds from notes payable, related party	-	100,000
Proceeds from sales of common stock	1,346,427	1,469
Net cash provided by financing activities	1,346,427	101,469
Net decrease in cash and cash equivalents	(33,807)	(878,092)
Cash and cash equivalents at beginning of period	140,071	907,652
Cash and cash equivalents at end of period	$106,264	$29,560

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Common stock issued in conversion of preferred stock	$227,413	$-
Common stock subject to registration rights agreement issued for conversion of subordinated notes payable and interest	$175,713	$-

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

The consolidated financial statements and the notes of the Company as of June 30, 2006 and December 31, 2005, and for the three months and six months ended June 30, 2006 and 2005 have been prepared by management without audit, pursuant to rules and regulations of the Securities Exchange Commission and should be read in conjunction with the December 31, 2005 audited financials statements contained in the Company’s Form 10-KSB, filed April 17, 2006.  In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included.  The preparation of financials statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

VINCERA, INC.

Notes to Unaudited Financial Statements

(2)

Summary of Significant Accounting Policies (continued)

(b)

Customer Concentration

During three months and six months ended June 30, 2006 and 2005, the Company experienced a revenue concentration in customers as shown in the table below.  The loss of these customers could have a materially adverse effect on financial results.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Customer A	31%	22%	57%	37%
Customer B	63%	38%	38%	49%
Totals	94%	60%	95%	86%

 (c)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method.  Under this transition method, compensation expense recognized during the three months and six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified-prospective-transition method, results for prior periods have not been restated.  Before January 1, 2006, the Company accounted for its stock options using the intrinsic value method.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments held by the Company as of June 30, 2006 and December 31, 2005 were not designated as hedges.

VINCERA, INC.

Notes to Unaudited Financial Statements

(2)

Summary of Significant Accounting Policies (continued)

(f)

Loss per Common Share (continued)

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

Incremental common shares attributable to the exercise of outstanding options totaling 7,713,846 and 4,548,375 as of June 30, 2006 and 2005, respectively, were excluded from the computation of diluted loss per share because the effect would be antidilutive.

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

To address its cash needs, the Company has engaged an investment banker and is currently in the process of raising funds through a private placement.  The Company intends to raise up to $10.225 million, with a minimum raise, or initial close, of $1.0 million, achieved in November 2005.  At the intended maximum raise of $10.225 million, the Company would have approximately $8.9 million in net proceeds.  The Company has received net cash proceeds of approximately $2.3 million through the private placement as of June 30, 2006.  During July, the Company closed an additional $54 thousand through the private placement.  The Company will run out of cash in August 2006 if it does not secure additional capital or does not generate sufficient cash through operations.  In the event the Company is unable to raise additional funds, it will be forced to cease operations and file for protection under bankruptcy laws.

The Company is currently seeking consents and waivers from holders of approximately $650 thousand of Subordinated Notes to convert their shares and accrued interest into shares of Company common stock at $0.36 per share.  If the Company is unable to receive consent from all note holders, the Company would seek to renegotiate the terms and conditions of those notes, and the failure to do so could result in more lawsuits and would have a material adverse affect upon the Company.

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

The Company has developed its own technologies for protecting the Company’s customers’ IP that is distributed in electronic format through Portable Format Documents, or PDFs.  The Company’s VAM solution does not rely on any technologies provided by Bit-Arts, so going-forward this settlement will not impact the Company’s offerings.  In addition, the following occurred: (1) Bit-Arts provided the Company with a modified version of its’ technology that provides the full level of protection required by one of the Company’s major customers; (2) Bit-Arts would not receive any payment of royalties for any royalty-bearing product sold by the Company until a current outstanding receivable from Bit-Arts to the Company in the amount of $56,573 had been extinguished; and (3) the Company transferred approximately 1.5% out of the 2.69% of stock in Bit-Arts back to Bit-Arts.  Subsequently, on September 30, 2005, the Company was notified that a petition in a case ancillary to a foreign proceeding was filed in the United States Bankruptcy Court for the Southern District of New York, requesting an order for relief under 11 U.S.C. Section 304.  The petitioners were Stephen Katz and David Birne (the “Petitioners”), as Joint Administrators of Bit-Arts, Ltd., debtor in a foreign proceeding.  In addition, the same petitioners filed a Verified Petition, pursuant to Section 304 of the Bankruptcy Code, to Commence a Case Ancillary to a Foreign Proceeding in the United States Bankruptcy Court for the Southern District of New York.  The petition stated that in July 2004 funding was being sought by Bit-Arts to continue operations.  Guildhall Trading Company Limited (“Guildhall”) made a loan that was advanced in a series of traunches from July 2004 to July 2005.  In connection with the loan, Guildhall was granted a security interest in substantially all of Bit-Arts assets.  Guildhall made formal demand on its outstanding debenture.  Consequently, on July 15, 2005 a petition for administration was presented by Guildhall to the High Court of England pursuant to Paragraph 14 of Section B1 of the Insolvency Act 1986.  By Order, dated July 1, 2005, the High Court appointed the Petitioners as the Administrators.  The petition sought that Bit-Arts’ assets located in the United States be afforded the same protection as their assets located in England.  On October 7, 2005, the United States Bankruptcy Court for the Southern District of New York granted the preliminary injunction order to the petitioners and on March 16, 2006 the United States Bankruptcy Court for the Southern District of New York granted the Order.  At the end of 2005, the Company was notified by the Administrators that the assets of Bit-Arts were sold to an undisclosed party.

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

The Company’s new VAM solutions do not contain any Bit-Arts technologies, so the Company believes that the outcome of these proceedings will not impact the Company’s offerings going-forward.  The Company has accrued $59,742 of royalties payable to Bit-Arts as of June 30, 2006 as accounts payable, related party on the balance sheet.

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

Michael B. Shapiro, former CEO of the Company (at the time the Company was known as Smarte Solutions) has filed a lawsuit against the Company and Mr. Bala Vishwanath, the Company’s former Chairman, CEO and CSO, in the 126th Judicial District Court in Travis County, Texas on March 22, 2005 which was served on the Company on April 4, 2005, asserting that the Company breached various agreements, made representations regarding compensation that were false, and made promises regarding his compensation that were false.  Mr. Shapiro is seeking damages of the reasonable value of the stock options that were alleged to have been either refused to be granted or allowed to be exercised by the Company, reasonable value of the services provided to the Company while acting as the CEO and while acting on the Company’s advisory board (which has been estimated to be at least $400,000 by Mr. Shapiro), punitive damages, attorney’s fees, all costs of the proceedings, interest on said sums as provided by law, and such other and further relief to which Mr. Shapiro may show himself justly entitled.  Although the Company denies the allegations alleged in the suit, the Company has determined that it was in the Company’s best interest to enter into a settlement agreement with Mr. Shapiro.  On February 27, 2006, the Company, Mr. Vishwanath, and Mr. Shapiro signed the settlement agreement and the agreement has been submitted to the bankruptcy court which is handling Mr. Shapiro’s proceeding.  The Company received approval of the settlement from the bankruptcy court, and the settlement is final and the Company paid the former officer and stockholder $35,000 which was accrued at the end of 2005, and 90,000 shares of common stock were issued in May 2006, as part of the settlement

CRS, LLC (“CRS”), a Washington limited liability company, filed a lawsuit against the Company in the United States District Court for the Western District of Washington in Seattle on June 14, 2005.  The suit was originally filed by CRS against Bit-Arts, LTD., a foreign company, and Bit-Arts, Inc., a Delaware corporation, alleging patent infringement of two patents by making, using, selling and/or offering for sale without authorization, products which embody one or more claims of the patents.  The Company was added to the amended complaint on June 14, 2005 because the Company was the exclusive distributor of the Bit-Arts products allegedly infringing on the two patents, and the Company continues to have a license to distribute the Bit-Arts products through November 2006.  CRS was seeking: (a) the defendants be adjudged to have infringed the patents; (b) all parties be permanently restrained and enjoined from directly or indirectly infringing on the patents; (c) an accounting and award of damages by reason of the infringement; (d) an award of prejudgment and post judgment interest, exemplary damages and costs; (e) award of damages, punitive damages, attorney’s fees, and prejudgment interest; and (f) CRS be awarded such other relief as the Court may deem just, equitable, and proper.  If the Company were to be unsuccessful in its defense of this lawsuit, and if the CRS were to be able to establish substantial damages, the Company could be forced to pay an amount, currently unknown, which could have an adverse effect on the Company’s business.  In addition, although the Company believes that the Company would be entitled to indemnification in whole or in part for any damages and costs of defense, there could be no assurance that the Company would be successful on the indemnification claim or recover all or a portion of any damages assessed or expenses incurred, especially in light of the filing for receivership and the sales of the assets of Bit-Arts to an undisclosed entity at the end of 2005.

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

Operating Leases

In February 2006, the Company entered into a two-year lease for office space, and future minimum payments are $ 45,156 in 2006, $90,300 in 2007, and $7,525 in 2008.

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

From June to August 2005, the Subordinated Notes matured, but were not repaid by the Company and were in default.  From September 2005 through June 2006, the Company received consents from certain holders of the Subordinated Notes to convert the principal and interest to shares of the Company’s common stock at $0.36 per share by canceling their indebtedness.  Each note holder received the following:

VINCERA, INC.

Notes to Unaudited Financial Statements

(5)

Notes Payable (continued)

Subordinated Notes Payable (continued)

The Subordinated Notes converted into shares of common stock are presented in the table below:

		12 Months ended December 31, 2005		6 Months ended June 30, 2006		All Conversions
		Shares	Value Converted	Shares	Value Converted	Shares	Value Converted
Common stock issued	(1)	4,917,930	$1,770,455	483,258	$173,973	5,401,188	$1,944,428
Common stock issued to placement agent	(1)	49,179	$17,704	4,833	$1,740	54,012	$19,444
Warrants issued	(2)	2,458,965	$24,590	241,649	$2,416	2,700,614	$27,006
Warrants issued to placement agent	(3)	344,255	$17,213	33,828	$1,691	378,083	$18,904
Warrants issued to placement agent	(4)	196,717	-	19,330	-	216,047	-
Placement fees	(5)		$(124,000)		$(13,000)

Common stock subject to registration rights	(6)	4,967,109	$1,788,159	488,091	$175,713	5,455,200	$1,963,872
Warrants issued with conversions	(7)	2,999,937	$41,803	294,807	$4,107	3,294,744	$45,910

Principal debt at beginning of period			$2,429,710		$800,000	$2,429,710	$800,000
Principal debt converted			$(1,579,710)		$(150,000)	(1,679,710)	$(150,000)
Principal debt at ending of period			$800,000		$650,000	$750,000	$650,000

(1)

Conversion of principal and interest into common shares was at $0.36 per share and as compensation to the placement agent issued common stock shares equal to approximately 7% of the converted amount.  These common shares are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.  (Note 3)

(2)

Each investor also received a five year warrant to purchase common shares representing fifty percent of their investment at an exercise price of $0.50 per share.  These warrants expire 18 months from the date of the Company’s final close of the private placement.

(3)

The placement agent also received warrants to purchase common shares equal to approximately 7% of the conversion amount, at $0.36 per share.  These warrants expire 18 months from the date of the Company’s final close of the private placement.

(4)

The placement agent also received warrants to purchase common shares equal to approximately 4% of the conversion amount, at $0.594 per share.  These warrants expire 18 months from the date of the Company’s final close of the private placement.

(5)

The Company also paid placement costs and legal fees.

(6)

These common shares are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.

(7)

These warrants have been valued using the Black-Scholes model with the following assumptions: exercise prices of $ 0.36 to $0.594 per share; dividend yield rate of 0%, volatility factor of 25%, and risk free interest rate of 4.25% and a term of 18 to 60 months.

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

VINCERA, INC.

Notes to Unaudited Financial Statements

(5)

Notes Payable (continued)

Notes Payable Related Party (continued)

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

(6)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each common stockholder is entitled to one vote per share of common stock owned.  During the year ended December 31, 2005, the Company issued 7,053,777 of shares of common stock upon conversion of 7,053,777 of Series A Preferred stock.  During the six months ended June 30, 2006, the Company issued 454,826 of shares of common stock in exchange for 454,826 of Series A Preferred stock.

From November 2005 through June 2006, the Company had interim closes of the private placement of its common stock to accredited investors for a cash price of $0.36 per share.  The first interim close of the private placement during November 2005, is presented below:

		November 2005
		Shares	Value
Common stock sales	(1)	3,027,698	$1,089,971
Common stock issued to placement agent	(1)	30,277	$10,900
Contingent warrants issued	(2)	756,925	$83,262
Placement agent warrants - W1	(3)	211,939	$10,597
Placement agent warrants - W2	(4)	121,108	-
Placement and legal expenses	(5)		$(103,547)
Net cash received			$986,424

Common stock subject to registration rights	(6)	3,057,975	$1,100,871
Warrants issued with common stock sales	(7)	1,089,972	$93,859

The following list contains additional terms of the private placement and the numbers correspond to the tables above and below the list:

(1)

Common shares were purchased at $0.36 per share.  These common shares are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.  (Note 3)

(2)

Each investor also received a five year warrant to purchase common shares representing twenty-five percent of their investment at an exercise price of $0.36 per share.  These warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering.  These warrants are penalty warrants for shares of common stock should the Company be unable to comply with the registration statement timeline defined in the common stock purchase warrant agreement.

(3)

The placement agent also received warrants to purchase common shares equal to approximately 7% of the conversion amount, at $0.36 per share.  These warrants expire 18 months from the date of the Company’s final close of the private placement.

(4)

The placement agent also received warrants to purchase common shares equal to approximately 4% of the conversion amount, at $0.594 per share.  These warrants expire 18 months from the date of the Company’s final close of the private placement.

(5)

The Company also paid placement costs and legal fees.

(6)

These common shares are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.

(7)

The warrants have been valued using the Black-Scholes model with the following assumptions: exercise prices of $ 0.36 to $0.594 per share; dividend yield rate of 0%, volatility factor of 25%, and risk free interest rate of 4.25% and a term of 18 to 60 months.

VINCERA, INC.

Notes to Unaudited Financial Statements

(6)

Common Stock (continued)

The following table presents the interim closes of the private placement for the six months ended June 30, 2006:

		January 2006		April 2006		June 2006		6 Months ended June 30, 2006
		Shares	Value	Shares	Value	Shares	Value	Shares	Value
Common stock sales	(1)	1,742,119	$627,163	1,552,211	$558,796	875,000	$315,000	4,169,330	$1,500,959
Common stock issued to placement agent	(1)	17,421	$6,272	15,522	$5,588	8,750	$3,150	41,693	$15,009
Contingent warrants issued	(2)	435,530	$47,908	388,053	$42,686	218,750	$24,063	1,042,333	$114,657
Placement agent warrants - W1	(3)	121,948	$6,097	108,655	$5,433	61,250	$3,063	291,853	$14,593
Placement agent warrants - W2	(4)	69,685	-	62,088	-	35,000	-	166,773	-
Placement and legal expenses	(5)		$(71,150)		$(66,365)		$(37,800)		$(175,315)
Net cash received			$556,013		$492,431		$277,200		$1,325,644

Common stock subject to registration rights		1,759,540	$633,435	1,567,733	$564,384	883,750	$318,150	4,211,023	$1,515,968
Contingent warrants issued with common stock sales		627,163	$54,005	558,796	$48,119	315,000	$27,126	1,500,959	$129,250

The shares of common stock issued in 2005 and in 2006 through the sale of these securities in our private placement, and through the conversion of notes payable are subject to an agreement to register these shares.  As the registration of common stock is not within the control of the Company, and the potential damages for failure to register are not immaterial, these shares have been recorded as a liability in accordance with EITF 00-19.  These instruments were measured at fair value and will be marked to market each quarter with the change in fair value recorded in the income statement based on fair value of the Company’s common stock.

Additionally, during the six months ended June 30, 2006, the Company issued 5,153,940 shares of common stock through sales, conversion of preferred stock (Note 7), and conversion of debt (Note 5).  These common shares, with the exception of the shares issued for the conversion of preferred stock, are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.  The Company was also required to issue penalty warrants in an aggregate of 1,042,333 shares of common stock to the purchasers of the common stock should the Company be unable to comply with the registration statement timeline defined in the common stock agreement.  These warrants have been valued at $133,357 using the Black-Scholes model with the following assumptions: exercise prices of $0.36 to $0.50 per share; dividend yield rate of 0%, volatility factor of 25%, and risk free interest rate of 4.25% and at terms of 18 to 60 months.

The shares of common stock issued in 2005 and the six months ended June 30, 2006 through the sale of these securities, and through the conversion of notes payable are subject to an agreement to register these shares.  As the registration of common stock is not within the control of the Company, and the potential damages for failure to register are material, these shares have been recorded as a liability in accordance with EITF 00-19.  These instruments were measured at fair value and will be marked to market each quarter with the change in fair value recorded in the income statement based on fair value of the Company’s common stock.

During May 2006, the Company issued 90,000 shares of fully vested common stock to a former officer of the Company to settle a lawsuit.  The fair market value of the stock was $32,400.  Also, during May 2006, a former officer of the Company exchanged 13,334 of exercised, but unvested common stock options at the original exercise price of the options totaling approximately $667.

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

In conjunction with the Company’s private placement and the filing of the Company’s Form 10-SB, the Company has sought and received the consent of the holders of 7,508,603 shares of the Series A Preferred Stock to convert into 7,506,603 shares of the Company’s common stock, of which 454,826 was converted during the six months ended June 30, 2006.  These shareholders continue to hold warrants to purchase 2,154,028 shares of Series A Preferred Stock.  These warrants do not have any contractual registration rights.

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

Under the Plan, stock bonuses and restricted stock awards in the form of shares of common stock may be issued directly to employees, members of the Board of Directors, or other individuals.  Shares of common stock issued as stock bonuses may vest immediately, or in one or more installments, at the discretion of the Board of Directors.  Recipients of stock bonuses and

VINCERA, INC.

Notes to Unaudited Financial Statements

(8)

Common Stock Option/Stock Incentive Plan (continued)

restricted stock awards have full stockholder rights with respect to any shares of common stock issued, regardless of whether such shares are vested.  During the six months ended June 30, 2006 and 2005 and the year ended December 31, 2005, no shares of common stock were issued as stock bonuses or restricted stock awards.

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

No options were issued during the six months ended June 30, 2006 or June 30, 2005.

Prior to the approval of the Plan, the Company issued stock options through the direct actions of the Board of Directors.  Options representing a total of 2,707,000 shares as of June 30, 2006 and as of December 31, 2005 were issued in this manner, outside of the Plan.

Under the Company’s Plan, of the 9,000,000 shares that are authorized to be issued, the Company has:

•

Options to purchase 2,096,666 shares of the Company’s common stock have been issued under the Plan and are outstanding as of June 30, 2006;

•

The Company may issue up to an additional 4,913,126 options, stock bonus awards or restricted stock awards (including as a result of options to purchase 6,624,772 shares that were granted under the Plan, have expired and are available for future grants under the Plan); and

•

Options to purchase 1,990,208 shares have been exercised and are no longer available for future grants.

A summary of activity in common stock options for the three months ended March 31, 2006 and year ended December 31, 2005 is as follows, and includes options granted through the Plan and outside the Plan:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding December 31, 2005	6,267,000	$0.001-$0.36	$0.06
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	(1,463,334)	$0.05 - $0.36	$0.28
Options outstanding June 30, 2006	4,803,666	$0.001-$0.36	$0.07

The following is a summary of options outstanding and exercisable at June 30, 2006:

	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
Vested	3,346,062	5.0	$0.05
Unvested	1,457,604	9.3	$0.11
Total Outstanding	4,803,666	6.7	$0.07

Compensation expense related to the Company’s share-based awards during the six months ended June 30, 2006 was $30,531.  The pro forma expense for the Company’s share based awards for the three months and six months ended June 30, 2005 and the effect on net loss and earnings per share is as follows:

VINCERA, INC.

Notes to Unaudited Financial Statements

(8)

Common Stock Option/Stock Incentive Plan (continued)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(644,463)	(1,355,779)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,691)	(9,738)
Pro forma net loss	$(652,154)	(1,365,517)
Net loss per share:
Basic and diluted - as reported	$(0.03)	(0.06)
Basic and diluted - pro forma	$(0.03)	(0.06)

At June 30, 2006, there was approximately $168,797 of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan.  The expense is expected to be recognized over a weighted-average period of 3.0 years.

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

(10)

Subsequent Events

In July 2006, an investor purchased the three Subordinated Promissory Notes from the three note holders who had filed suit against Vincera in May 2006.  The plaintiffs; Agincourt, L.P., Charles M. Gray, and Thomas G. Reagan, all entered into Purchase Agreements with the investors and sold their notes to the investor.  Concurrently, these three note holders entered into Settlement Agreements with the Company whereby the three lawsuits filed by each of the three note holders would be dismissed.

In July 2006 and August 2006, the Company had two interim closes of its private placement of its common stock to accredited investors for a cash price of $0.36 per share, and is presented below:

		Jul-06		Aug-06
		Shares	Value	Shares	Value
Common stock sales	(1)	150,000	$ 54,000	138,889	$ 50,000
Common stock issued to placement agent	(1)	1,500	$ 540	1,389	$ 500
Contingent warrants issued	(2)	37,500	$ 4,125	34,722	$ 3,819
Placement agent warrants - W1	(3)	10,500	$ 525	9,722	$ 486
Placement agent warrants - W2	(4)	6,000	-	5,556	-
Placement and legal expenses	(5)		$ (6,480)		$ (6,100)
Net cash received			$ 47,520		$ 43,900

Common stock subject to registration rights	(6)	151,500	$ 54,540	140,278	$ 50,500
Contingent warrants issued with common stock sales	(7)	54,000	$ 4,650	50,000	$ 4,305

VINCERA, INC.

Notes to Unaudited Financial Statements

(10)

Subsequent Events (continued)

The following list contains additional terms of the private placement and the numbers correspond to the table above:

(1)

Common shares were purchased by four investors in July 2006, and one investor in August 2006, at $0.36 per share.  These common shares are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.  (Note 3)

(2)

Each investor also received a five year warrant to purchase common shares representing twenty-five percent of their investment at an exercise price of $0.36 per share.  These warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering.  These warrants are penalty warrants for shares of common stock should the Company be unable to comply with the registration statement timeline defined in the common stock purchase warrant agreement.

(3)

The placement agent also received warrants to purchase common shares equal to approximately 7% of the conversion amount, at $0.36 per share.  These warrants expire 18 months from the date of the Company’s final close of the private placement.

(4)

The placement agent also received warrants to purchase common shares equal to approximately 4% of the conversion amount, at $0.594 per share.  These warrants expire 18 months from the date of the Company’s final close of the private placement.

(5)

The Company also paid placement costs and legal fees.

(6)

These common shares are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.

(7)

The warrants have been valued using the Black-Scholes model with the following assumptions: exercise prices of $ 0.36 to $0.594 per share; dividend yield rate of 0%, volatility factor of 25%, and risk free interest rate of 4.25% and a term of 18 to 60 months.

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

Summary of Financial Information

Statements of Operations Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$92,869	42,940	265,384	160,601
Total operating expenses	$689,967	612,153	1,485,134	1,365,857
Loss from operations	$(597,098)	(569,213)	(1,219,750)	(1,205,256)
Net loss	$(677,612)	(644,463)	(1,360,875)	(1,355,779)
Basic and diluted loss per share	$(0.02)	(0.03)	(0.04)	(0.06)

	As of June 30, 2006	As of December 31, 2005
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$106,264	140,071
Intangibles	$422,125	285,809
Total assets	$628,958	486,044
Short term liabilities	$1,256,676	1,651,682
Long term liabilities	$6,026,802	4,190,271
Total liabilities	$7,283,478	5,841,953
Stockholders’ (deficit)	$(6,654,520)	(5,355,909)

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

Vincera does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights, or acceptance clauses until such rights to return, refund, or cancel have expired or acceptance has occurred.  Currently Vincera offers its customers no legal right of return / refund upon cancellation of the purchase.  However, Vincera accepts returns and refunds money to customers within 30 days of purchase as a matter of business practice.  Vincera does not recognize revenue if it has been notified by the customer its intent to cancel the purchase and seek refund should the cancellation occur within the 30 day window.  Additionally, we offer standard warranty to its customers which includes legal right of refund / cancellation of the contract should we not be able to deliver upon its obligations under the contracts.  Vincera estimates its sales return allowance based on historical experience with customers, its ability to meet all the obligations arising from contracts, and other factors which may be unique to each of the contracts.  As of June 30, 2006 and 2005 and December 31, 2005, Vincera did not have any sales return allowance.

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

The value of the derivative liabilities relating to the warrants issued to purchase the Company’s common stock in our financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions.  As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of the Company’s common stock, the amount of shares converted by common stock holders in connection with the warrants.  Consequently, our financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenues and expenses.  See Note (10) regarding valuation methods used for derivative liabilities.  Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments held by the Company as of June 30, 2006 and December 31, 2005 were not designated as hedges.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method.  Under this transition method, compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.  Before January 1, 2006, the Company accounted for its stock options using the intrinsic value method.

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

Comparisons of the Three Months and Six Months Ended June 30, 2006 and 2005

REVENUES	Six Months Ended		Variance
	June 30,		2006 vs. 2005
	2006	2005	$	%
Total revenues	$265,384	160,601	104,783	65%
Royalty revenues	$152,155	54,384	97,771	180%
License revenues	$9,000	15,500	(6,500)	(42%)
Service	$104,229	90,717	13,512	15%

	Three Months Ended		Variance
	June 30,		2006 vs. 2005
	2006	2005	$	%
Total revenues	$92,869	42,940	49,929	116%
Royalty revenues	$28,667	6,594	22,073	335%
License revenues	$4,500	9,000	(4,500)	(50%)
Service	$59,702	27,346	32,356	118%

Total Revenues.  Revenues increased to $265,384 for the six months ended June 30, 2006 from $160,601 for the six months ended June 30, 2005, an increase of 65%.  The increase in revenues for the six months ended June 30, 2006 reflects an increase in royalties as one customer increased the usage in their Games Division of our protection software.  The professional services number decreased in the period ended June 30, 2006 as we moved our focus to the acquisition of new customers for our VAM products.  We signed contracts for one new customer whom we will have a monthly license fee after we implement our solution within their site.  For the six month period ended June 30, 2006, our two largest customers accounted for 95% of our total revenues.

Royalty Revenues.  As our customers protect their intellectual property with our products, they may pay us a royalty fee based on the licensing arrangement that we have with each customer.  For the six months ended June 30, 2006 the increase in royalties was due to the increased usage of our protection software within one customer’s Games Division.  As we make the transition to the enterprise market with our VAM solutions, we expect that royalty revenues as a percentage of overall revenues will decrease.

License Revenues.  The license revenues for the three and six months ended June 30, 2006 and 2005 dropped slightly as we continue to have one customer on a quarterly subscription payment.  We had been focused on developing our new solutions and reducing our dependencies on third party products, especially from Bit-Arts.  As a result, we did not seek new customers until our own internally developed protection technologies were ready for the market, and we made that transition during the end of last quarter.  We anticipate that the license revenues will increase as we begin to enter into subscription based and perpetual licenses of our applications to a wider customer base.

Services Revenues.  The increase in services revenues for the three and six months ended June 30, 2006 compared to the year earlier period was primarily due to our continued efforts in delivering services on a large contract from one customer.  We expect our services revenues to increase in the future as we move towards the enterprise software model and offer professional services and software support and maintenance services.

EXPENSES	Six Months Ended		Variance
	June 30,		2006 vs. 2005
	2006	2005	$	%
Research and Development	$508,417	425,497	82,920	19%
Sales, General and Administrative	$938,398	751,973	186,425	25%
Depreciation and Amortization	$38,319	188,387	(150,068)	(80%)
Interest expense	$(141,125)	(150,523)	9,398	(6%)

	Three Months Ended		Variance
	June 30,		2006 vs. 2005
	2006	2005	$	%
Research and Development	$247,631	229,918	17,713	8%
Sales, General and Administrative	$423,014	287,300	135,714	47%
Depreciation and Amortization	$19,322	94,935	(75,613)	(80%)
Interest expense	$(80,514)	(75,250)	(5,264)	7%

Research and Development.  Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of the existing products, quality assurance and support activities.  Research and development expenses do not include rent or facilities cost because they were immaterial.  Research and development expense in the three and six months ended June 30, 2006 were attributable to development of our products and enhancements to our full product line, which are ongoing.  As a percentage of our overall expenses, research and development costs accounted for 37% and 38% for the three month periods ended June 30, 2006 and 2005, and  34% and 31% for the six month periods ended June 30, 2006 and 2005, respectively.  The increase is primarily due to additional headcount in the engineering group   While we intend to continue to invest in research and development and expect to incur additional expenses for employees and/or consultants as we develop our VAM products and lessen our dependence on third-party royalty-bearing products, we are not able to project the nature and timing of remaining efforts for completion, estimated completion date or similar information, because our development efforts will be determined by customer requirements and availability of funds.

Sales, General and Administrative.  Sales, general and administrative expenses consist of salaries, benefits, and related costs of our sales, marketing, administrative, finance, business operations and information technology personnel, sales commissions, travel and entertainment expenses, costs of our marketing programs, collateral materials, rent and facilities costs, as well as legal, marketing, and accounting services.  As a percentage of overall expenses, sales, general and administrative expenses accounted for 60% and 47% for the three month periods ended June 30, 2006 and 2005, and 63% and 55% for the six months periods ended June 30, 2006, respectively.

The increase in sales, general and administrative expenses in the three and six months ended June 30, 2006 over 2005 is due primarily to an increase in salaries, marketing expenses, and the subordinated debt placement agent fees with a decrease in legal fees.

We expect in future periods that the percentage of sales and general and administrative to the overall expenses will increase and research and development expenses will decrease as a percentage of total expenses as we take our products to market.

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three and six months ended June 30, 2006 as compared to the same period in 2005 is primarily due to the impairment write off of intangibles at December 31, 2005, resulting in reduced amortization expense compared to the same period in 2005.

Interest Expense.  Interest expense decreased during the six months ended June 30, 2006 as compared to the same period in 2005 due to the conversion of the Convertible Promissory Notes Payable and all but $650,000 of the Subordinated Notes Payable.  Interest expense increased during the three months ended June 30, 2006 as compared to the same period in 2005 due to as we incurred additional debt.  We anticipate that the interest expense will decrease in future periods upon the conversion of the remaining Subordinated Notes Payable and the other notes payable, if we are successful in obtaining the conversion of those notes in addition to the repayment of any remaining notes, but will see an increase as the amortization costs from the private placement are amortized.

Provision for Income Taxes and Net Operating Losses.  We have incurred operating losses for all fiscal years from inception through June 30, 2006, and therefore have not recorded a provision for income taxes.  We have recorded a valuation allowance for the full amount of our deferred tax assets, which are primarily net operating loss carryforwards because of the uncertainty regarding the realization of these carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash at June 30, 2006 was approximately $106,264.  In September 2005 we engaged an investment banking firm, Fifth Street Capital, LLC (“Fifth Street”), to act as our exclusive advisor in a private placement.  We seek to raise up to $10.225 million through the sale of our common stock in a private placement.  Through the private placement, we intend to raise up to $10.225 million, with a minimum raise of $1.0 million, which we achieved in November 2005.  At the intended maximum raise of $10.225 million, we would have approximately $8.9 million in net proceeds.  We have closed on approximately $2.6 million through July 2006.  Concurrent with the private placement we are seeking consents and waivers of approximately $650 thousand in subordinated note holders, to convert to shares of our common stock at $.36 per share, although there can be no assurance that we will obtain their consent.  If we are unable to receive consent from all note holders, we would seek to renegotiate the terms and conditions of those notes.

Additionally, we may not be able to raise additional capital through our private placement, nor generate sufficient cash flow from operations, which would have a material adverse affect on the Company.  Our expansion plans are critical to obtaining profitability and a shortage of funds would hinder those expansion plans and put into doubt our ability to become cash flow positive and profitable.

At June 30, 2006, we had outstanding approximately $650 thousand of Subordinated Promissory Notes which bear interest at the rate of 10% per annum and we are currently in default on these notes.  We are seeking consents from the holders of these subordinated promissory notes to convert the principal and interest to shares of our common stock at $.36 per share by canceling their indebtedness.  At June 30, 2006, we had outstanding approximately $40,000 in a promissory note which is payable to one of our officers and is in default.  We plan to pay this note on or before the final close of the private placement.  At June 30, 2006, we also had outstanding approximately $180,000 in four promissory notes, which are payable to directors, officers, and employees of Old Vincera, whom we acquired in August 2004, and those notes are in default.

Our independent registered public accounting firm has stated in their report included in our 2005 Annual Report that we have incurred losses from operations and have limited working capital that raise substantial doubt about our ability to continue as a going concern.  We hope to continue to fund operations through additional debt and equity financing arrangements that we believe may be sufficient to fund our capital expenditures, working capital, and other cash requirements for the year ending December 31, 2006.  The successful outcome of future financing activities cannot be determined at this time and there are no assurances that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.  In the event we are unable to raise additional funds, we will be forced to cease operations and file for protection under bankruptcy laws.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

None.

Risk Factors

We have incurred significant losses and anticipate losses in the future, and as a result, our independent registered public accounting firm’s report contains a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.  In the event we are unable to raise additional funds, we will be forced to cease operations and file for protection under bankruptcy laws, and our shareholders will lose their entire investment.

We have incurred operating losses since our inception, including net losses of $3.4 million and $2.5 million for the years ended December 31, 2004 and 2005, respectively, and we expect to continue incurring losses for the foreseeable future.  As of June 30, 2006, we had an accumulated deficit of $13.5 million.  To date, we have funded our operations principally through the sale of our stock and promissory notes, as well as our revenues.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products, and services.  We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels.  We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenues after costs, and, as a result, we expect to continue to incur losses for the foreseeable future.  If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

As a result, our independent registered public accounting firm has stated in their report included in our 2005 Annual Report that we have incurred losses from operations and have limited working capital that raise substantial doubt about our ability to continue as a going concern.  This going concern paragraph could adversely impact our future financing activities and there are no assurances that we will have sufficient funds to execute our intended business plan or generate positive operational results.  In the event we are unable to raise additional funds, we will be forced to cease operations and file for protection under bankruptcy laws, and our shareholders will lose their entire investment.

We have limited capital resources and additional funding may not be available to us or may not be available on acceptable terms.

At June 30, 2006, we had approximately $106,264 in cash and cash equivalents.  We anticipate, if our fund raising activities are not successful, we will not have sufficient liquidity to meet expected expenses in August 2006.  At June 30, 2006, we had outstanding approximately $650,000 of subordinated promissory notes which bear interest at the rate of 10% per annum with maturity dates which range from June through August 2005.  We are seeking waivers and consents to convert the remaining principal and interest to common stock.  If we are unable to convert these notes, we would have to renegotiate the payments or risk adverse legal action.  On May 4, 2006, we were served with three lawsuits by three of its subordinated promissory note holders.  The plaintiffs are: Agincourt, L.P., Charles M. Gray, and Thomas G. Reagan, and each lawsuit asserts a claim for breach of contract, alleging that the Company has failed to pay the principal and interest due and owing under each of the three subordinated promissory notes issued to these plaintiffs.  One of our current investors has purchased these three subordinated promissory note holders notes and intends to convert both the outstanding principal and interest into shares of our common stock at $0.36 per share.  We have entered into settlement agreements with all three of these subordinated promissory note holders, and the lawsuits are being dismissed.  There is currently one short term note outstanding with a principal amount of $40,000 and a maturity date of November 30, 2005, which we are currently in default.

As of June 30, 2006, we have closed on approximately $2.6 million in gross proceeds in our private placement.  We continue to solicit additional investment to reach our maximum of $10.225 million.

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

We have outstanding approximately $650 thousand in Subordinated Promissory Notes (the “Notes”) and 2,414,459 shares of preferred stock (the “Preferred Stock,” and, together with the Notes, the “Senior Securities”).  These Notes are currently in default, and the holders of the Notes could sue Vincera to demand repayment of the Notes, which would have a material adverse effect on our financial condition and possibly require us to seek bankruptcy court protection.  The terms of the Senior Securities may have a material adverse effect on Vincera and our financial condition and results of operations.  The Preferred Stock has a liquidation preference in the amount of approximately $1.2 million, plus accrued and unpaid dividends, and the Notes have an outstanding balance of principal and interest of approximately $810 thousand as of June 30, 2006, all of which must be paid before common stockholders would receive any funds from their investment in Vincera in the event of liquidation, including some changes of control.  The Senior Securities could also materially and adversely affect the ability of Vincera to raise funds necessary to continue our business.  We intend to seek the conversion of the Senior Securities to shares of common stock, although there is no assurance that we will be successful in this effort.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenues and may have difficulty accurately predicting revenues for future periods and appropriately budgeting for expenses.

We have generated a total of $1,090,370 in revenues since January 1, 2003, with $265,384 generated in the six months ended June 30, 2006, $153,587 generated in the year ended December 31, 2004, and $331,729 in the year ended December 31, 2005.  Our net loss for the six months ended June 30, 2006 is $1,360,875.  We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenues.  Therefore, we have a very limited ability to predict future revenues.  With our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control, it difficult for us to accurately forecast our quarterly and annual revenues.  Most of our expenses are fixed in the short term or incurred in advance of anticipated revenues.  As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenues shortfall.  If our revenues do not increase as anticipated, we will continue to incur significant losses.

We depend on a small number of key customers for a high percentage of our revenues and the loss of a significant customer could result in a substantial decline in our revenues and increase in our losses.

Our customer base and a majority of our revenues are highly concentrated among a very limited number of customers and the loss of any one of these customers would have a material adverse impact on our revenues and ability to achieve profits.  Historically, we have derived the majority of our revenues from a relatively small number of customers.  Two customers accounting for 95% of our revenues for the six months ended June 30, 2006 and two customers accounted for 86% of revenues in the six months ended June 30, 2005.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel.  In particular, due to the small size of our executive management team and early stage of our business, we believe that our future success is highly dependent on David Malmstedt, our Chief Executive Officer and President, Kevin Schick, our Chief Marketing Officer, to provide continuity in the execution of our growth plans.  We do not carry key-man life insurance on executives.  While we have severance arrangement in place with Mr. Malmstedt, we do not have long-term employment agreements in place with any of our employees.  During May 2006, our Chief Technology Officer left the Company and in June 2006 our VP Sales left the company.  The loss of the services of any of our other key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products, especially if we experience rapid growth, which would place additional strains on our small management team.

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

We intend to seek to have our common stock quoted on the Over-the-Counter Electronic Bulletin Board Market, or OTCBB, although we may not be successful.  We expect trading volume to be low in our shares.  Consequently, the purchase or sale of only a few shares of our stock may affect the market and may result in wide swings in price and in volume.  If we are unable to raise additional funds, we will not attempt to achieve trading status on the OTCBB.

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

We may be in breach of our subscription agreements and may be subject to claims for damages in the event we seek to terminate our reporting requirements under federal securities laws.

In the event we are unable to raise additional funds, we will be forced to cease operations and file for protection under bankruptcy laws, and our shareholders will lose their entire investment.  We would also file to deregister our company as a public reporting entity.  This would constitute a breach of covenants contained in our subscription agreements and could result in substantial claims for damages against us by our shareholders.

We may grant stock options and warrants and restricted stock which could reduce your ownership interest.

Awards under our 2002 Stock Option Plan and outside of this plan would reduce the percentage ownership interest of all stockholders.  Options to purchase 4,803,666 common shares, and warrants to purchase 8,268,750 shares were outstanding as of June 30, 2006.  We anticipate that we will issue additional shares and warrants in connection with our efforts to raise additional funds.  We will grant additional options, warrants, and/or shares of restricted stock in the future.  The issuance of shares upon the exercise of these options and warrants, and restricted stock grants may result in dilution to our stockholders.

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

Item 3.

Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2006, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting during the six months ended June 30, 2006.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company has settled or reached agreements on all of its outstanding lawsuits.

Scott McAllister, one of the Company’s shareholders, filed a lawsuit against the Company in the 261st Judicial District Court in Travis County, Texas, on January 14, 2005, asserting that the Company breached an alleged oral contract, promissory estoppel, and fraud in a 2003 stock transaction.  On June 6, 2005, the lawsuit was amended by the plaintiffs to include Mr. Mark Eshelman, the Company’s current Director of Sales Development and former executive officer and board member, and Mr. Bala Vishwanath, the Company’s former Chairman, CEO and CSO, as defendants in this lawsuit.  Mr. McAllister is seeking damages of $189,000 plus attorneys fees.  Mr. McAllister claims that he is owed these sums for services allegedly performed, and promises made by the Company, in connection with the Company’s securities offerings.  The services allegedly performed were the introduction of Fifth Street Capital LLC to the Company, whereby Mr. McAllister believed he was entitled to a commission for all monies raised by Fifth Street Capital LLC on behalf of the Company, including the Bridge Loan and the proposed initial public offering that the Company withdrew in July 2005.  The alleged promises made were regarding the (4) Company’s performance and the status of fund raising in 2003.  The Company denies the allegations and intends to vigorously defend this lawsuit.  On March 1, 2006, Mr. McAllister amended his pleadings and dismissed the fraud claims against the Company and the claims against Mr. Eshelman and Mr. Vishwanath.  The trial ended on April 6, 2006 and the jury found in favor of the Company and the lawsuit was dismissed.

Michael B. Shapiro, former CEO of the Company (at the time the Company was known as Smarte Solutions) filed a lawsuit against the Company and Mr. Bala Vishwanath, the Company’s former Chairman, CEO and CSO, in the 126th Judicial District Court in Travis County, Texas on March 22, 2005 which was served on the Company on April 4, 2005, asserting that the Company breached various agreements, made representations regarding compensation that were false, and made promises regarding his compensation that were false.  Mr. Shapiro was seeking damages of the reasonable value of the stock options that were alleged to have been either refused to be granted or allowed to be exercised by the Company, reasonable value of the services provided to the Company while acting as the CEO and while acting on the Company’s advisory board (which has been estimated to be at least $400,000 by Mr. Shapiro), punitive damages, attorney’s fees, all costs of the proceedings, interest on said sums as provided by law, and such other and further relief to which Mr. Shapiro may show himself justly entitled.  Although the Company denies the allegations alleged in the suit, the Company has determined that it was in the Company’s best interest to enter into a settlement agreement with Mr. Shapiro.  On February 27, 2006, the Company, Mr. Vishwanath, and Mr. Shapiro signed the settlement agreement and the agreement has been submitted to the bankruptcy court which is handling Mr. Shapiro’s proceeding.  The Company received approval of the settlement from the bankruptcy court, and upon execution of a mutual release by all parties, the settlement was final and the Company was required to pay the former officer and stockholder $35,000 which was accrued at the end of 2005, and 90,000 shares of common stock.

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

On May 4, 2006, the Company was served with three lawsuits by three of its subordinated promissory note holders.  The plaintiffs are: Agincourt, L.P., Charles M. Gray, and Thomas G. Reagan, and each lawsuit asserts a claim for breach of contract, alleging that the Company has failed to pay the principal and interest due and owing under each of the three subordinated promissory notes issued to these plaintiffs.  The lawsuits claim that the principal and interest under each note was due and payable in July 2005, and the Company has failed to pay the notes when due.  The Agincourt, L.P. lawsuit alleges a principal amount due and owing of $100,000, and the Gray and Reagan lawsuits allege a principal amount due and owing of $50,000 each.  Each of the lawsuits also seeks to recover interest on the principal amount of 10%, plus all reasonable and necessary attorneys’ fees and costs.  The lawsuits are styled, Agincourt, LP v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 126th Judicial District Court of Travis County Texas, Charles M. Gray v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 98th Judicial District Court of Travis County Texas, and Thomas G. Reagan v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 200th Judicial District Court of Travis County Texas.  In July 2006, one of our current investors purchased each parties note, and subsequently the Company and the three parties have entered into Settlement Agreements whereby the suits have be dropped.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2006, the Company converted principal and interest on promissory notes totaling $173,973 into 483,258 shares of common stock at $0.36 per share and issued warrants to purchase 241,649 common shares at $0.50 per share.  These warrants expire 18 months from the date of the Company’s final close of the private placement.  As compensation to the placement agent for the notes converted, the Company paid commissions of approximately $13,000 in cash, and issued 4,833 common stock shares, warrants to purchase 33,828 common shares at $0.36 per share, and warrants to purchase 19,330 common shares at $0.594 per share.  These warrants are exercisable for a period of 18 months from the date of the final close of the private placement.

During the three months ended June 30, 2006, the Company issued 454,826 of shares of common stock upon conversion of 454,826 of Series A Preferred stock.

In April 2006, the Company had an interim close of the private placement of 1,552,211 shares of its common stock to 11 accredited investors for a cash price of $0.36 per share.  Each investor also received a five year common stock purchase warrant for 25% of their investment at an exercise price of $0.50 per share, which warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering. The aggregate proceeds of the offering were $558,796.  The placement agent received a fee of approximately $39,115, a warrant to purchase 108,655 shares of common stock at an exercise price of $0.36, a warrant to purchase 37,629 shares of common stock at an exercise price of $0.594 per share and 15,522 shares of common stock.  These warrants are exercisable for a period of 18 months from the date of the final close of the offering.

In June 2006, the Company had an interim close of the private placement of 875,000 shares of its common stock to 11 accredited investors for a cash price of $0.36 per share.  Each investor also received a five year common stock purchase warrant for 25% of their investment at an exercise price of $0.50 per share, which warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering.  The aggregate proceeds of the offering were $315,000.  The placement agent received a fee of approximately $22,050, a warrant to purchase 61,250 shares of common stock at an exercise price of $0.36, a warrant to purchase 21,212 shares of common stock at an exercise price of $0,594 per share and 8,750 shares of common stock.  These warrants are exercisable for a period of 18 months from the date of the final close of the offering.

These issuances were made pursuant to a private placement to a limited number of accredited investors and were exempt from registration under Rule 506 under Section 4(2) of the Securities Act of 1933.

Item 3.

Defaults Upon Senior Securities

The Company has approximately $650,000 of Subordinated Promissory Notes that are in default.  Total arrearages as of June 30, 2006 were approximately $778,047 including accrued interest.  The Company is seeking waivers and consents to convert this debt and interest into shares of the Company’s common stock.

The Company is in default upon a $40,000 note payable to an officer of the Company.  Total arrearages as of June 30, 2006 were $41,680 including accrued interest.

The Company is currently in default on notes issued in connection with the Vincera Software, Inc. acquisition, accruing interest at 1.5% per month as long as the notes remain unpaid.  Total arrearages as of June 30, 2006 were $210,040 including accrued interest.

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

Date:  August 21, 2006