Form 10QSB
period 2006-09-30
Vincera, Inc.
filed 2006-11-14
CIK 1303604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

———————————

FORM 10-QSB

☒ QUARTERY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of November 14, 2006, the registrant had 51,678,468 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format:  YES ☐ NO ☒

Index

PART I – FINANCIAL INFORMATION

1

ITEM 1.

FINANCIAL STATEMENTS

1

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

17

ITEM 3.

CONTROLS AND PROCEDURES

33

PART II – OTHER INFORMATION

34

ITEM 1.

LEGAL PROCEEDINGS

34

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

VINCERA, INC.
Balance Sheets
As of September 30, 2006 and December 31, 2005
	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$139,129	$140,071
Accounts receivable, net	97,250	17,000
Other current assets	26,958	15,612
Total current assets	263,337	172,683
Property and equipment:
Fixed assets	81,491	80,730
Less accumulated depreciation and amortization	(43,658)	(53,178)
Net property and equipment	37,833	27,552
Issuance costs, net of amortization	264,859	186,809
Software acquired, net of amortization	56,573	99,000
Total assets	622,602	486,044
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	168,391	375,924
Accounts payable, related party	64,300	14,096
Note payable, related party	220,876	220,876
Deferred rent payable	-	2,075
Deferred revenues	15,396	23,396
Notes payable	360,000	-
Accrued interest payable	187,990	215,315
Subordinated notes payable	650,000	800,000
Total current liabilities	1,666,953	1,651,682
Long-term leases	9,702	-
Common stock, 16,457,539 and 10,615,909 issued and outstanding at September 30, 2006 and December 31, 2005, respectively, subject to registration rights agreement, at fair value	5,924,711	4,052,319
Derivative liability, contingent warrants issued with common stock sales	236,116	96,149
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	48,201	41,803
Total long term liabilities	6,218,730	4,190,271
Total liabilities	7,885,683	5,841,953
Stockholders’ deficit:
Series A convertible preferred $.001 par value, 30,000,00 authorized, 1,807,588 and 2,869,285 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,808	2,869
Additional paid-in-capital – Series A Preferred	901,970	1,431,757
Common Stock, $.001 par value, 100,000,000 shares authorized and 32,294,337 and 31,155,974 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	32,294	31,156
Additional paid-in-capital	5,908,676	5,347,233
Note receivable from shareholders for purchase of stock	(6,250)	(6,250)
Accumulated deficit	(14,101,579)	(12,162,674)
Total stockholders’ deficit	(7,263,081)	(5,355,909)
Total liabilities and stockholders' deficit	$622,602	$486,044

See accompanying notes to financial statements.

VINCERA, INC.
Statement of Operations
Three Months and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Royalties	$15,195	4,775	167,350	59,159
Licenses	4,500	4,500	13,500	13,500
Services	109,638	22,875	213,867	120,092
Total revenues	129,333	32,150	394,717	192,751
Expenses:
Research and development	207,332	231,472	715,748	656,969
Sales, marketing, general and administrative	327,793	276,905	1,266,192	1,028,878
Depreciation and amortization	19,356	89,418	57,675	277,804
Total operating expenses	554,481	597,795	2,039,615	1,963,651
Loss from operations	(425,148)	(565,645)	(1,644,898)	(1,770,900)
Interest income (expense), net	(156,813)	(150,058)	(297,940)	(300,581)
Net loss	$(581,961)	(715,703)	(1,942,838)	(2,071,481)

Basic and diluted loss per share	$(0.02)	(0.03)	(0.06)	(0.08)
Weighted average common shares outstanding:
Basic and fully diluted	32,291,004	24,205,977	32,069,617	24,462,911

See accompanying notes to financial statements.

VINCERA, INC.
Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,942,838)	$(2,071,481)
Adjustments to reconcile net loss to net cash used in operating activities
Non cash adjustments:
Share based compensation expense	3,933	-
Depreciation and amortization	15,248	283,321
Issuances costs	198,242	-
Changes in operating assets and liabilities:
Accounts receivable	(80,250)	(3,354)
Other current assets	(11,346)	16,061
Accounts receivable related party	-	52,786
Accounts payable and accrued liabilities	(207,533)	247,520
Accounts payable, related party	50,204	(51,895)
Deferred rent payable	(2,075)	(3,112)
Deferred revenue	(8,000)	13,183
Interest payable	(27,325)	301,938
Net cash used in operating activities	(2,011,740)	(1,215,033)
Cash flows from investing activities:
Purchases of property and equipment	(761)	(20,279)
Net cash used in investing activities	(761)	(20,279)
Cash flows from financing activities:
Proceeds from notes payable, related party	-	100,000
Proceeds from notes payable	360,000	230,000
Proceeds from sales of common stock	1,651,559	-
Net cash provided by financing activities	2,011,559	330,000
Net decrease in cash and cash equivalents	(942)	(905,312)
Cash and cash equivalents at beginning of period	140,071	907,652
Cash and cash equivalents at end of period	$139,129	$2,340

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Common stock issued in conversion of preferred stock	$530,848	$-
Common stock subject to registration rights agreement issued for conversion of subordinated notes payable and interest	$175,713	$389,121

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

The software offering, Vincera Activity Manager, or VAM, enables document security and distribution monitoring of the documents that allows clients to protect, monitor, measure and manage the distribution of intellectual property and other sensitive data in a process labeled as “business friendly distribution," because businesses are in charge of applying the appropriate security level and deciding how they use the resulting information. The Company’s software also allows their clients to monitor businesses' end-user web-based behavior, subsequently delivering predictive analytics that enable businesses to retain, upsell, and ensure the compliance of existing customers.  These two fundamental lines of business are the result of the alignment of technologies from Smarte Solutions and Vincera Software, whereby, Smarte Solutions original solution line addressed software piracy and Vincera Software’s original solution line addressed web-based user monitoring and analytics.  Based upon the alignment of technologies, a patent-pending document threading capability that operates according to the user-selected guidelines of “business friendly distribution,” has been developed to the affect that the Vincera software enables the client to deter and detect document tampering and/or a document breach, and can disable access to the document(s) from the point of breach forward if the Company client so chooses.

The consolidated financial statements and the notes of the Company as of September 30, 2006 and December 31, 2005, and for the three months and nine months ended September 30, 2006 and 2005 have been prepared by management without audit, pursuant to rules and regulations of the Securities Exchange Commission and should be read in conjunction with the December 31, 2005 audited financials statements contained in the Company’s Form 10-KSB, filed April 17, 2006.  In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included.  The preparation of financials statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

VINCERA, INC.

Notes to Unaudited Financial Statements

(2)

Summary of Significant Accounting Policies (continued)

(b)

Customer Concentration

During three months and nine months ended September 30, 2006 and 2005, the Company experienced a revenue concentration in customers as shown in the table below.  The loss of these customers could have a materially adverse effect on financial results.

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Customer A	12%	15%	42%	33%
Customer B	71%	53%	49%	50%
Totals	83%	68%	91%	83%

 (c)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method.  Under this transition method, compensation expense recognized during the three months and nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified-prospective-transition method, results for prior periods have not been restated.  Before January 1, 2006, the Company accounted for its stock options using the intrinsic value method.

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments held by the Company as of September 30, 2006 and December 31, 2005 were not designated as hedges.

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

Incremental common shares attributable to the exercise of outstanding options and warrants totaling 13,364,475 and 4,977,598 as of September 30, 2006 and 2005, respectively, were excluded from the computation of diluted loss per share because the effect would be antidilutive.

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

To address its cash needs, the Company has engaged an investment banker and is currently in the process of raising funds through a private placement.  The Company intends to raise up to $10.225 million, with a minimum raise, or initial close, of $1.0 million, achieved in November 2005.  At the intended maximum raise of $10.225 million, the Company would have approximately $8.9 million in net proceeds.  The Company has received net cash proceeds of approximately $2.7 million through the private placement as of September 30, 2006.  During November 2006, the Company closed an additional $1.0 million through the private placement.  The Company will run out of cash in March 2007 if it does not secure additional capital or does not generate sufficient cash through operations.  In the event the Company is unable to raise additional funds, it will be forced to cease operations and file for protection under bankruptcy laws.

The Company is currently seeking consents and waivers from holders of approximately $650 thousand of Subordinated Notes to convert their principal and accrued interest into shares of Company common stock at $0.36 per share.  The Company is also seeking consent and waiver from a holder of approximately $360 thousand of Promissory Notes to convert the principal and interest into shares of Company common stock at $0.36 per share.  If the Company is unable to receive consent from all note holders, the Company would seek to renegotiate the terms and conditions of those notes, and the failure to do so could result in more lawsuits and would have a material adverse affect upon the Company.

(4)

Commitments and Contingencies

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business.  Although the resolution of these matters is not currently known, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.  The Company recently settled a lawsuit that it filed against Bit-Arts after the Company was notified by Bit-Arts that it believed the Company was in default of the license agreement between the Company and Bit-Arts (for failing to pay royalties, market their software and comply with licensing terms) and demanded that the Company cease incorporating Bit-Arts technology effective January 6, 2005.  The Company believed that it had not breached the agreement and filed a lawsuit in the Supreme Court of New York, County of New York on January 4, 2005 seeking a declaratory judgment that the Company had not breached the license agreement between Bit-Arts and the Company, seeking temporary and permanent injunctive relief and seeking damages resulting from Bit-Arts breaches of the agreement and tortious interference with the Company’s customers.  The Company obtained a temporary restraining order on January 5, 2005.  Bit-Arts removed the case to the United States District Court for the Southern District of New York.  On February 10, 2005, the Company and Bit-Arts stipulated to the United States District Court, Southern District of New York, that the Action was settled pursuant to a Settlement and Amendment Agreement by and between the parties, and the case was dismissed with prejudice.  The Settlement Agreement released all claims of breach

VINCERA, INC.

Notes to Unaudited Financial Statements

(4)

Commitments and Contingencies (continued)

Litigation (continued)

against both parties.  This allowed the Company to continue to sell and support its products that contain the Bit-Arts technology until December 31, 2005.  After December 31, 2005, Bit-Arts was contractually obligated to service and support the Company’s customers who may be currently under a support contract, and the Company would continue to receive seventy percent (70%) of all revenues generated from Microsoft’s usage of the Company’s products that are currently installed and until such time as Microsoft discontinues usage of the Company’s products.  After December 31, 2005, the Company removed all Bit-Arts technology from the Company’s products and offerings, and the Company would not be entitled to any other revenues, with the exception of Microsoft, from the Bit-Arts technologies that the Company had licensed.

The Company has developed its own technologies for protecting the Company’s customers’ IP that is distributed in electronic format through Portable Document Format, or PDF.  The Company’s VAM solution does not rely on any technologies provided by Bit-Arts, so going-forward this settlement will not impact the Company’s offerings.  In addition, the following occurred: (1) Bit-Arts provided the Company with a modified version of its’ technology that provides the full level of protection required by one of the Company’s major customers; (2) Bit-Arts would not receive any payment of royalties for any royalty-bearing product sold by the Company until a current outstanding receivable from Bit-Arts to the Company in the amount of $56,573 had been extinguished; and (3) the Company transferred approximately 1.5% out of the 2.69% of stock in Bit-Arts back to Bit-Arts.  Subsequently, on September 30, 2005, the Company was notified that a petition in a case ancillary to a foreign proceeding was filed in the United States Bankruptcy Court for the Southern District of New York, requesting an order for relief under 11 U.S.C. Section 304.  The petitioners were Stephen Katz and David Birne (the “Petitioners”), as Joint Administrators of Bit-Arts, Ltd., debtor in a foreign proceeding.  In addition, the same petitioners filed a Verified Petition, pursuant to Section 304 of the Bankruptcy Code, to Commence a Case Ancillary to a Foreign Proceeding in the United States Bankruptcy Court for the Southern District of New York.  The petition stated that in July 2004 funding was being sought by Bit-Arts to continue operations.  Guildhall Trading Company Limited (“Guildhall”) made a loan that was advanced in a series of traunches from July 2004 to July 2005.  In connection with the loan, Guildhall was granted a security interest in substantially all of Bit-Arts assets.  Guildhall made formal demand on its outstanding debenture.  Consequently, on July 15, 2005 a petition for administration was presented by Guildhall to the High Court of England pursuant to Paragraph 14 of Section B1 of the Insolvency Act 1986.  By Order, dated July 1, 2005, the High Court appointed the Petitioners as the Administrators.  The petition sought that Bit-Arts’ assets located in the United States be afforded the same protection as their assets located in England.  On October 7, 2005, the United States Bankruptcy Court for the Southern District of New York granted the preliminary injunction order to the petitioners and on March 16, 2006 the United States Bankruptcy Court for the Southern District of New York granted the Order.  At the end of 2005, the Company was notified by the Administrators that the assets of Bit-Arts were sold to an undisclosed party.

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

The Company’s new VAM solutions do not contain any Bit-Arts technologies, so the Company believes that the outcome of these proceedings will not impact the Company’s offerings going-forward.  The Company has accrued $59,742 of royalties payable to Bit-Arts as of September 30, 2006 as accounts payable, related party on the balance sheet.

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

Michael B. Shapiro, former CEO of the Company (at the time the Company was known as Smarte Solutions) has filed a lawsuit against the Company and Mr. Bala Vishwanath, the Company’s former Chairman, CEO and CSO, in the 126th Judicial District Court in Travis County, Texas on March 22, 2005 which was served on the Company on April 4, 2005, asserting that the Company breached various agreements, made representations regarding compensation that were false, and made promises regarding his compensation that were false.  Mr. Shapiro is seeking damages of the reasonable value of the stock options that were alleged to have been either refused to be granted or allowed to be exercised by the Company, reasonable value of the services provided to the Company while acting as the CEO and while acting on the Company’s advisory board (which has been estimated to be at least $400,000 by Mr. Shapiro), punitive damages, attorney’s fees, all costs of the proceedings, interest on said sums as provided by law, and such other and further relief to which Mr. Shapiro may show himself justly entitled.  Although the Company denies the allegations alleged in the suit, the Company has determined that it was in the Company’s best interest to enter into a settlement agreement with Mr. Shapiro.  On February 27, 2006, the Company, Mr. Vishwanath, and Mr. Shapiro signed the settlement agreement and the agreement has been submitted to the bankruptcy court which is handling Mr. Shapiro’s proceeding.  The Company received approval of the settlement from the bankruptcy court, and the settlement is final and the Company paid the former officer and stockholder $35,000 which was accrued at the end of 2005, and 90,000 shares of common stock were issued in May 2006, as part of the settlement.

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

On May 4, 2006, the Company was served with three lawsuits by three of its subordinated promissory note holders.  The plaintiffs are: Agincourt, L.P., Charles M. Gray, and Thomas G. Reagan, and each lawsuit asserts a claim for breach of

VINCERA, INC.

Notes to Unaudited Financial Statements

(4)

Commitments and Contingencies (continued)

Litigation (continued)

contract, alleging that the Company has failed to pay the principal and interest due and owing under each of the three subordinated promissory notes issued to these plaintiffs.  The lawsuits claim that the principal and interest under each note was due and payable in July 2005, and the Company has failed to pay the notes when due.  The Agincourt, L.P. lawsuit alleges a principal amount due and owing of $100,000, and the Gray and Reagan lawsuits allege a principal amount due and owing of $50,000 each.  Each of the lawsuits also seeks to recover interest on the principal amount of 10%, plus all reasonable and necessary attorneys’ fees and costs.  The lawsuits are styled, Agincourt, LP v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 126th Judicial District Court of Travis County Texas, Charles M. Gray v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 98th Judicial District Court of Travis County Texas, and Thomas G. Reagan v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 200th Judicial District Court of Travis County Texas.  In July 2006, a current investor in the Company purchased the subordinated promissory notes issued to the plaintiffs.  In conjunction with the purchase of the notes, the Company and the three plaintiffs entered into settlement agreements.  On August 25, 2006, the Agreed Notice of Nonsuits As To All Claims By All Parties was filed with the courts, dismissing the three cases.

Operating Leases

In February 2006, the Company entered into a two-year lease for office space, and future minimum payments are $22,575 in 2006, $90,300 in 2007, and $7,525 in 2008.

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

VINCERA, INC.

Notes to Unaudited Financial Statements

(5)

Notes Payable (continued)

Subordinated Notes Payable (continued)

The Subordinated Notes converted into shares of common stock are presented in the table below:

		12 Months ended December 31, 2005		9 Months ended September 30, 2006		All Conversions
		Shares	Value Converted	Shares	Value Converted	Shares	Value Converted
Common stock issued	(1)	4,917,930	$1,770,455	483,258	$173,973	5,401,188	$1,944,428
Common stock issued to placement agent	(1)	49,179	$17,704	4,833	$1,740	54,012	$19,444
Warrants issued	(2)	2,458,965	$24,590	241,649	$2,416	2,700,614	$27,006
Warrants issued to placement agent	(3)	344,255	$17,213	33,828	$1,691	378,083	$18,904
Warrants issued to placement agent	(4)	196,717	-	19,330	-	216,047	-
Placement fees	(5)		$(124,000)		$(13,000)

Common stock subject to registration rights	(6)	4,967,109	$1,788,159	488,091	$175,713	5,455,200	$1,963,872
Warrants issued with conversions	(7)	2,999,937	$41,803	294,807	$4,107	3,294,744	$45,910

Principal debt at beginning of period			$2,429,710		$800,000		$2,429,710
Principal debt converted			$(1,579,710)		$(150,000)		$(1,729,710)
Principal debt at ending of period			$800,000		$650,000		$650,000

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

In August and September 2006, the Company issued two notes to a current investor with principal amounts of $100,000 and $260,000, maturity dates of August 2007 and September 2007, respectively, an interest rate of 10.000%, with similar terms as other short-term promissory note holders.  The Company will seek to have the holder convert the principal and interest into shares of our common stock at a per share price of $0.36 on or before the Final Close of its private placement.

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

(6)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each common stockholder is entitled to one vote per share of common stock owned.  During the year ended December 31, 2005, the Company issued 7,053,777 of shares of common stock upon conversion of 7,053,777 of Series A Preferred stock.  During the nine months ended September 30, 2006, the Company issued 1,061,697 of shares of common stock in exchange for 1,061,697 of Series A Preferred stock.

From November 2005 through September 2006, the Company had interim closes of the private placement of its common stock to accredited investors for a cash price of $0.36 per share.  The first interim close of the private placement during November 2005, is presented below:

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

VINCERA, INC.

Notes to Unaudited Financial Statements

(6)

Common Stock (continued)

The following table presents the summary of the interim closes of the private placement for the nine months ended September 30, 2006:

		9 Months ended September 30, 2006
		Shares	Value
Common stock sales	(1)	4,587,663	$1,651,559
Common stock issued to placement agent	(1)	45,876	$16,515
Contingent warrants issued	(2)	1,146,916	$126,161
Placement agent warrants - W1	(3)	321,136	$16,057
Placement agent warrants - W2	(4)	183,507	-
Placement and legal expenses	(5)		$(193,587)
Net cash received			$2,167,196

Common stock subject to registration rights		4,633,539	$1,668,074
Contingent warrants issued with common stock sales		1,651,559	$142,218

The following table presents the interim closes of the private placement for the three months ended September 30, 2006:

		July 2006		August 2006		September 2006		3 Months ended September 30, 2006
		Shares	Value	Shares	Value	Shares	Value	Shares	Value
Common stock sales	(1)	150,000	$54,000	138,889	$50,000	129,444	$46,600	418,333	$150,600
Common stock issued to placement agent	(1)	1,500	$540	1,389	$500	1,294	$466	4,183	1,506
Contingent warrants issued	(2)	37,500	$4,125	34,722	$3,819	32,361	$3,560	104,583	$11,504
Placement agent warrants - W1	(3)	10,500	$525	9,722	$486	9,061	$453	29,283	1,464
Placement agent warrants - W2	(4)	6,000	$-	5,556	$ -	5,178	$ -	16,734	$-
Placement and legal expenses	(5)		$(6,480)		$(6,100)		$(5,692)		($18,272)
Net cash received			$47,520		$43,900		$40,908		$132,328

Common stock subject to registration rights		151,500	$54,540	140,278	$50,500	130,738	$47,066	422,516	$152,106
Contingent warrants issued with common stock sales		54,000	$4,650	50,000	$4,305	46,600	$4,013	150,600	$12,968

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

Additionally, during the nine months ended September 30, 2006, the Company issued 5,165,031 shares of common stock through sales, conversion of preferred stock (Note 7), and conversion of debt (Note 5).  These common shares, with the exception of the shares issued for the conversion of preferred stock, are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.  The Company was also required to issue penalty warrants in an aggregate of 1,146,916 shares of common stock to the purchasers of the common stock should the Company be unable to comply with the registration statement timeline defined in the common stock agreement.  These warrants have been valued at $126,161 using the Black-Scholes model with the following assumptions: exercise prices of $0.36 to $0.50 per share; dividend yield rate of 0%, volatility factor of 25%, and risk free interest rate of 4.25% and at terms of 18 to 60 months.

The shares of common stock issued in 2005 and the nine months ended September 30, 2006 through the sale of these securities, and through the conversion of notes payable are subject to an agreement to register these shares.  As the registration of common stock is not within the control of the Company, and the potential damages for failure to register are material, these shares have

VINCERA, INC.

Notes to Unaudited Financial Statements

(6)

Common Stock (continued)

been recorded as a liability in accordance with EITF 00-19.  These instruments were measured at fair value and will be marked to market each quarter with the change in fair value recorded in the income statement based on fair value of the Company’s common stock.

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

In conjunction with the Company’s private placement and the filing of the Company’s Form 10-SB, the Company has sought and received the consent of the holders of 8,115,474 shares of the Series A Preferred Stock to convert into 8,115,474 shares of the Company’s common stock, of which 1,061,697 was converted during the nine months ended September 30, 2006.  These shareholders continue to hold warrants to purchase 2,154,028 shares of Series A Preferred Stock.  These warrants do not have any contractual registration rights.

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

Under the Plan, stock bonuses and restricted stock awards in the form of shares of common stock may be issued directly to employees, members of the Board of Directors, or other individuals.  Shares of common stock issued as stock bonuses may vest immediately, or in one or more installments, at the discretion of the Board of Directors.  Recipients of stock bonuses and restricted stock awards have full stockholder rights with respect to any shares of common stock issued, regardless of whether such shares are vested.  During the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005, no shares of common stock were issued as stock bonuses or restricted stock awards.

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

A total of 300,000 options were issued during the nine months ended September 30, 2006.

Prior to the approval of the Plan, the Company issued stock options through the direct actions of the Board of Directors.  Options representing a total of 2,707,000 shares as of September 30, 2006 and as of December 31, 2005 were issued in this manner, outside of the Plan.

Under the Company’s Plan, of the 9,000,000 shares that are authorized to be issued, the Company has:

•

Options to purchase 2,238,125 shares of the Company’s common stock have been issued under the Plan and are outstanding as of September 30, 2006;

•

The Company may issue up to an additional 4,771,667 options, stock bonus awards or restricted stock awards (including as a result of options to purchase 6,796,647 shares that were granted under the Plan, have expired and are available for future grants under the Plan); and

•

Options to purchase 1,990,208 shares have been exercised and are no longer available for future grants.

A summary of activity in common stock options for the nine months ended September 30, 2006 and year ended December 31, 2005 is as follows, and includes options granted through the Plan and outside the Plan:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding December 31, 2005	6,267,000	$0.001-$0.36	$0.06
Options granted	300,000	$0.36	$0.36
Options exercised	-	-	-
Options forfeited	(1,621,875)	$0.05 - $0.36	$0.28
Options outstanding September 30, 2006	4,945,125	$0.001-$0.36	$0.07

VINCERA, INC.

Notes to Unaudited Financial Statements

(8)

Common Stock Option/Stock Incentive Plan (continued)

The following is a summary of options outstanding and exercisable at September 30, 2006:

	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
Vested	3,778,282	4.4	$0.05
Unvested	2,166,843	7.3	$0.15
Total Outstanding	4,945,125	5.1	$0.07

Compensation expense related to the Company’s share-based awards during the three months and nine months ended September 30, 2006 was ($26,598) and $3,933, respectively. The ($26,598) represents previously expensed options forfeited.

The pro forma expense for the Company’s share based awards for the three months and nine months ended September 30, 2005 and the effect on net loss and earnings per share is as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(715,703)	(2,071,481)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,869)	(14,607)
Pro forma net loss	$(720,572)	(2,086,088)
Net loss per share:
Basic and diluted - as reported	$(0.03)	(0.09)
Basic and diluted - pro forma	$(0.03)	(0.09)

At September 30, 2006, there was approximately $54,591 of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan. The expense is expected to be recognized over a weighted-average period of 3.0 years.

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

VINCERA, INC.

Notes to Unaudited Financial Statements

(10)

Subsequent Events

During November 2006,  the Company had an interim close of its private placement of its common stock to accredited investors for a cash price of $0.36 per share, and is presented below:

		Nov-06
		Shares	Value
Common stock sales	(1)	2,915,833	$1,049,700
Common stock issued to placement agent	(1)	29,158	$10,497
Contingent warrants issued	(2)	728,958	$80,185
Placement agent warrants - W1	(3)	204,108	$10,205
Placement agent warrants - W2	(4)	70,687	-
Placement and legal expenses	(5)		$(125,964)
Net cash received			$923,636

Common stock subject to registration rights	(6)	2,944,991	$1,060,197
Contingent warrants issued with common stock sales	(7)	274,795	$90,390

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

Summary of Financial Information

Statements of Operations Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$129,333	32,150	394,717	192,751
Total operating expenses	$554,481	597,795	2,039,615	1,963,651
Loss from operations	$425,148	565,645	1,644,898	1,770,900
Net loss	$581,961	715,703	1,942,838	2,071,481
Basic and diluted loss per share	$(0.02)	(0.03)	(0.06)	(0.08)

	As of September 30, 2006	As of December 31, 2005
	(unaudited)
Balance Sheet Data:
Cash and cash equivalents	$139,129	140,071
Intangibles	$321,432	285,809
Total assets	$622,602	486,044
Short term liabilities	$1,666,953	1,651,682
Long term liabilities	$6,218,730	4,190,271
Total liabilities	$7,885,683	5,841,953
Stockholders’ (deficit)	$(7,263,081)	(5,355,909)

Overview

We license our software to company’s concerned with guarding intellectual property and other sensitive data, and all businesses that need to track and manage how their own end-users are using their distributed intellectual property.   These clients must prevent illicit access, theft, or alteration to sensitive data, and they need to track their clients’ behavior throughout the business cycle to best focus compliance efforts.  The ability to: identify the client who downloaded the document initially; monitor all locations where the document is accessed; determine if the document is being used according to business rules associated with the document; alert the appropriate people if the document is being used outside of compliance to the business rules; and the ability to manage the document to disable it from being used is called “document threading,” which we believe is unique to our product offering and is one of the patents pending that we have.  We believe that companies that are concerned with document security typically would do so through the following methods:

•

Deter: With document threading, client’s can deter their own document recipients from breaching e-distributed material, either by setting stringent security levels, informing document recipients that their activities can be monitored, or both.  When recipients know their activities can be traced directly to themselves, it can prove a powerful disincentive to inappropriate sharing and alteration of sensitive information.

•

Detect: Document threading capabilities signify an audit trail that enables detection of a potential point of breach—even before the breach occurs.  When the client applies a given security level for a given document, that client is notified if the document in question is shared beyond the client’s self-defined limits.  Vincera software enables e-discovery and forensic detection detailing breach and/or tampering information, so clients can prevent serious threats to the integrity and secrecy of sensitive documents.

•

Disable: Clients can disable, the document can not be opened for reading, the document for a specific document thread, or they can disable the document for everyone.  Disabling the document means not only that the information cannot be forwarded, but that any sensitive information already distributed will be disabled as well.

Across diverse industry verticals, most enterprises use Internet-based technology to e-distribute sensitive data such as intellectual property, personally identifiable information, and/or personal health information.  Using the Internet for these purposes presents risks, opportunities, and consequent market needs that Vincera’s Intelligent Protection™ (VIP) document security software product fills.

Vincera's customers are security, privacy, and risk officers in all enterprises who use Internet-based technology to e-distribute sensitive data such as intellectual property, personally identifiable information, and/or personal health information, and who are subsequently charged with safeguarding these sensitive data.

Additionally, and to a lesser degree than the document security solution, through our Vincera Process Improvement™ (VPI) software, we provide our customers a means to improve their customer-facing functions, such as customer retention management, customer upgrade management and license compliance management.  Improvement in these processes are achieved by our customers through the monitoring, capturing, analysis, and reporting of key intelligence about the ways in which their subscribers interact with and use their online information.  By improving these business processes, our customers can reduce costs while simultaneously maximizing the value of each of their subscribers.

The Vincera Process Improvement solution is comprised of a number of software products such as:

•

VAM Retention to help publishers and providers of online information maximize the number of subscribers that renew subscriptions during each subscription period;

•

VAM Upgrade to help publishers and providers of online information identify subscribers with need for additional products or services and successfully upgrade these subscribers to the appropriate subscription level;

•

VAM Compliance to help publishers and providers of online information monitor and capture which subscribers are in violation of their license policies based on excessive or unauthorized use of the online information and services; and

We currently provide this business solution to publishers and providers of online information.  Hoovers Online, Lincoln Financial Group, Microsoft, and Sony are some of our largest customers.

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

We are refining our product and solution offerings to include solutions targeted at large enterprises such as those found in the Fortune 5000. We believe that we will be able to participate in markets that offer significant growth opportunities by continuing to orient our offerings within the Enterprise Information Security, or EIS, market.  Significant to our product/solution strategy is leveraging a trend with the EIS market, that is, the convergence of several business functions that have an interest in the protection of corporate intellectual property and other sensitive data – information technology, data security, and audit.  This convergence is recognized by the leading global affiliate organizations, Information Systems Security Association (ISSA), ASIS International, and the Information Systems Audit and Control Association (ISACA).  Based on this convergence, a new set of product/solution requirements have developed and are incorporated into our Vincera Intelligent Protection product, such as:

•

The document security solution must address intra and inter enterprise.

•

The document security solution must enable the protected distribution of digital content without restriction based on the appropriate security level.

•

The document security solution must enable the content owner to gather behavioral intelligence as the content is distributed, viewed and, in many cases, re-distributed by the initial recipient, aka document thread.

•

The document security solution must enable the ability to manage access to the content, taking that document thread of the digital content out of circulation if need be.

•

The document security solution must enable reporting and alerts based on relevant thresholds and business rules.

We sell our products through flexible licensing, such as a subscription-based model and a one-time (a.k.a. perpetual) license fee with annual maintenance and support (which provides for enhancements to the product and customer support).  Professional services, such as consulting and education, are a key part of our overall solution to our customers.  By providing these professional services, we are able to work with our customers to help them achieve the success and return on investment they require from their investment in our technologies.

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

Vincera does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights, or acceptance clauses until such rights to return, refund, or cancel have expired or acceptance has occurred.  Currently Vincera offers its customers no legal right of return / refund upon cancellation of the purchase.  However, Vincera accepts returns and refunds money to customers within 30 days of purchase as a matter of business practice.  Vincera does not recognize revenue if it has been notified by the customer its intent to cancel the purchase and seek refund should the cancellation occur within the 30 day window.  Additionally, we offer standard warranty to its customers which includes legal right of refund / cancellation of the contract should we not be able to deliver upon its obligations under the contracts.  Vincera estimates its sales return allowance based on historical experience with customers, its ability to meet all the obligations arising from contracts, and other factors which may be unique to each of the contracts.  As of September 30, 2006 and 2005 and December 31, 2005, Vincera did not have any sales return allowance.

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

The value of the derivative liabilities relating to the warrants issued to purchase the Company’s common stock in our financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions.  As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of the Company’s common stock, the amount of shares converted by common stock holders in connection with the warrants.  Consequently, our financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenues and expenses.  See Note (10) regarding valuation methods used for derivative liabilities.  Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments held by the Company as of September 30, 2006 and December 31, 2005 were not designated as hedges.

Stock-Based Compensation

•

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method.  Under this transition method, compensation expense recognized during the six months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.  Before January 1, 2006, the Company accounted for its stock options using the intrinsic value method.

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

Comparisons of the Three Months and Nine Months Ended September 30, 2006 and 2005

REVENUES	Nine Months Ended		Variance
	September 30,		2006 vs. 2005
	2006	2005	$	%
Total revenues	$394,717	192,751	201,966	105%
Royalty revenues	$167,350	59,159	108,191	183%
License revenues	$13,500	13,500	-	0%
Service	$213,867	120,092	93,775	78%

	Three Months Ended		Variance
	September 30,		2006 vs. 2005
	2006	2005	$	%
Total revenues	$129,333	32,150	97,183	302%
Royalty revenues	$15,195	4,775	10,420	218%
License revenues	$4,500	4,500	-	0%
Service	$109,638	22,875	86,763	379%

Total Revenues.  Revenues increased to $394,717 for the nine months ended September 30, 2006 from $192,751 for the nine months ended September 30, 2005, an increase of 105%.  The increase in revenues for the nine months ended September 30, 2006 reflects an increase in royalties as one customer increased the usage in their Games Division of our protection software and an increase in professional services delivered to one customer in support of our VAM products.  Revenues increased 302% for the three months ended September 30, 2006 as compared to the same period ended September 30, 2005.  The professional services number had the largest increase in the three month period ended September 30, 2006 due to the completion of a major project for one customer in support of VAM products.  For the nine month period ended September 30, 2006, our two largest customers accounted for 91% of our total revenues.

Royalty Revenues.  As our customers protect their intellectual property with our products, they may pay us a royalty fee based on the licensing arrangement that we have with each customer.  For the nine months ended September 30, 2006 the increase in royalties was due to the increased usage of our protection software within one customer’s Games Division.  As we make the transition to the enterprise market with our VAM solutions, we expect that royalty revenues as a percentage of overall revenues will decrease.

License Revenues.  The license revenues for the three and nine months ended September 30, 2006 and 2005 remained the same as we continue to have one customer on a quarterly subscription payment.  We had been focused on developing our new solutions and reducing our dependencies on third party products, especially from Bit-Arts.  As a result, we did not seek new customers until our own internally developed protection technologies were ready for the market, and we are making that transition.  We anticipate that the license revenues will increase as we begin to enter into subscription based and perpetual licenses of our applications to a wider customer base.

Services Revenues.  The increase in services revenues for the three and nine months ended September 30, 2006 compared to the year earlier period was primarily due to our continued efforts in delivering services on a large contract from one customer.  We expect our services revenues to increase in the future as we move towards the enterprise software model and offer professional services and software support and maintenance services.

EXPENSES	Nine Months Ended		Variance
	September 30,		2006 vs. 2005
	2006	2005	$	%
Research and Development	$715,748	656,969	58,779	9%
Sales, General and Administrative	$1,266,192	1,028,878	237,314	23%
Depreciation and Amortization	$57,675	277,804	(220,129)	(79%)
Interest expense	$297,940	300,581	(2,641)	(1%)

	Three Months Ended		Variance
	September 30,		2006 vs. 2005
	2006	2005	$	%
Research and Development	$207,332	231,472	(24,140)	(10%)
Sales, General and Administrative	$327,793	276,905	50,888	18%
Depreciation and Amortization	$19,356	89,418	(70,062)	(78%)
Interest expense	$156,813	150,058	6,755	5%

Research and Development.  Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of the existing products, quality assurance and support activities.  Research and development expenses do not include rent or facilities cost because they were immaterial.  Research and development expense in the three and nine months ended September 30, 2006 were attributable to development of our products and enhancements to our full product line, which are ongoing.  As a percentage of our overall expenses, research and development costs accounted for 37% and 39% for the three month periods ended September 30, 2006 and 2005, and  35% and 33% for the nine month periods ended September 30, 2006 and 2005, respectively.  The decrease is primarily due to reduced headcount in the engineering group   While we intend to continue to invest in research and development and expect to incur additional expenses for employees and/or consultants as we develop our VAM products and lessen our dependence on third-party royalty-bearing products, we are not able to project the nature and timing of remaining efforts for completion, estimated completion date or similar information, because our development efforts will be determined by customer requirements and availability of funds.

Sales, General and Administrative.  Sales, general and administrative expenses consist of salaries, benefits, and related costs of our sales, marketing, administrative, finance, business operations and information technology personnel, sales commissions, travel and entertainment expenses, costs of our marketing programs, collateral materials, rent and facilities costs, as well as legal, marketing, and accounting services.  As a percentage of overall expenses, sales, general and administrative expenses accounted for 59% and 46% for the three month periods ended September 30, 2006 and 2005, and 62% and 53% for the nine months periods ended September 30, 2006, respectively.

The increase in sales, general and administrative expenses in the three and nine months ended September 30, 2006 over 2005 is due primarily to an increase in salaries, marketing expenses, and the subordinated debt placement agent fees with a decrease in legal fees.

We expect in future periods that the percentage of sales and general and administrative to the overall expenses will increase and research and development expenses will decrease as a percentage of total expenses as we take our products to market.

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three and nine months ended September 30, 2006 as compared to the same period in 2005 is primarily due to the impairment write off of intangibles at December 31, 2005, resulting in reduced amortization expense compared to the same period in 2005.

Interest Expense.  Interest expense stayed level during the nine months ended September 30, 2006 as compared to the same period in 2005.  We anticipate that the interest expense will decrease in future periods upon the conversion of the remaining Subordinated Notes Payable and the other notes payable, if we are successful in obtaining the conversion of those notes in addition to the repayment of any remaining notes, but will see an increase as the amortization costs from the private placement are amortized.

Provision for Income Taxes and Net Operating Losses.  We have incurred operating losses for all fiscal years from inception through September 30, 2006, and therefore have not recorded a provision for income taxes.  We have recorded a valuation allowance for the full amount of our deferred tax assets, which are primarily net operating loss carryforwards because of the uncertainty regarding the realization of these carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash at September 30, 2006 was approximately $139,129.  In September 2005 we engaged an investment banking firm, Fifth Street Capital, LLC (“Fifth Street”), to act as our exclusive advisor in a private placement.  We seek to raise up to $10.225 million through the sale of our common stock in a private placement.  Through the private placement, we intend to raise up to $10.225 million, with a minimum raise of $1.0 million, which we achieved in November 2005.  At the intended maximum raise of $10.225 million, we would have approximately $8.9 million in net proceeds.  We have closed on approximately $3.8 million through November 2006.  Concurrent with the private placement we are seeking consents and waivers of approximately $1.1 million in subordinated note holders, to convert to shares of our common stock at $.36 per share, although there can be no assurance that we will obtain their consent.  If we are unable to receive consent from all note holders, we would seek to renegotiate the terms and conditions of those notes.

Additionally, we may not be able to raise additional capital through our private placement, nor generate sufficient cash flow from operations, which would have a material adverse affect on the Company.  Our expansion plans are critical to obtaining profitability and a shortage of funds would hinder those expansion plans and put into doubt our ability to become cash flow positive and profitable.

At September 30, 2006, we had outstanding approximately $650 thousand of Subordinated Promissory Notes which bear interest at the rate of 10% per annum and we are currently in default on these notes.  We are seeking consents from the holders of these subordinated promissory notes to convert the principal and interest to shares of our common stock at $.36 per share by canceling their indebtedness.  At September 30, 2006, we had outstanding approximately $40,000 in a promissory note which is payable to one of our officers and is in default.  We plan to pay this note on or before the final close of the private placement.  At September 30, 2006, we had outstanding approximately $180,000 in four promissory notes, which are payable to directors, officers, and employees of Old Vincera, whom we acquired in August 2004, and those notes are in default.  At September 30, 2006, we have two promissory notes outstanding to one investor for $100,000 and $260,000.  These notes bear an interest rate of 10% per annum and mature in August 2007 and September 2007, respectively.

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

We have incurred operating losses since our inception, including net losses of $3.4 million and $2.5 million for the years ended December 31, 2004 and 2005, respectively, and we expect to continue incurring losses for the foreseeable future.  As of September 30, 2006, we had an accumulated deficit of $14.1 million.  To date, we have funded our operations principally through the sale of our stock and promissory notes, as well as our revenues.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products, and services.  We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels.  We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenues after costs, and, as a result, we expect to continue to incur losses for the foreseeable future.  If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

At September 30, 2006, we had approximately $139,129 in cash and cash equivalents.  We anticipate, if our fund raising activities are not successful, we will not have sufficient liquidity to meet expected expenses in March 2007.  At September 30, 2006, we had outstanding approximately $650,000 of subordinated promissory notes which bear interest at the rate of 10% per annum with maturity dates which range from June through August 2005.  We are seeking waivers and consents to convert the remaining principal and interest to common stock.  If we are unable to convert these notes, we would have to renegotiate the payments or risk adverse legal action.  On May 4, 2006, we were served with three lawsuits by three of its subordinated promissory note holders.  The plaintiffs were: Agincourt, L.P., Charles M. Gray, and Thomas G. Reagan, and each lawsuit asserted a claim for breach of contract, alleging that the Company had failed to pay the principal and interest due and owing under each of the three subordinated promissory notes issued to these plaintiffs.  One of our current investors purchased these three subordinated promissory note holders notes and intends to convert both the outstanding principal and interest into shares of our common stock at $0.36 per share.  We entered into settlement agreements with all three of these subordinated promissory note holders, and the lawsuits have been dismissed.  There is currently one short term note outstanding with a principal amount of $40,000 and a maturity date of November 30, 2005, which we are currently in default.  There are two promissory notes, for $100,000 and $260,000 that have maturity dates of August 2007 and September 2007, respectively.

As of September 30, 2006, we have closed on approximately $3.8 million in gross proceeds in our private placement.  We continue to solicit additional investment to reach our maximum of $10.225 million.

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

Our promissory notes (most of which are in default) and our convertible preferred stock are senior to our shares of common stock and may adversely impact Vincera and our common stockholders or have a material adverse effect on Vincera’s ability to continue its operations.

We have outstanding approximately $650 thousand in Subordinated Promissory Notes (the “Notes”) and 1,807,588 shares of preferred stock (the “Preferred Stock,” and, together with the Notes, the “Senior Securities”).  These Notes are currently in default, and the holders of the Notes could sue Vincera to demand repayment of the Notes, which would have a material adverse effect on our financial condition and possibly require us to seek bankruptcy court protection.  The terms of the Senior Securities may have a material adverse effect on Vincera and our financial condition and results of operations.  The Preferred Stock has a liquidation preference in the amount of approximately $900 thousand, plus accrued and unpaid dividends, and the Notes have an outstanding balance of principal and interest of approximately $1.18 million as of September 30, 2006, all of which must be paid before common stockholders would receive any funds from their investment in Vincera in the event of liquidation, including some changes of control.  The Senior Securities could also materially and adversely affect the ability of Vincera to raise funds necessary to continue our business.  We intend to seek the conversion of the Senior Securities to shares of common stock, although there is no assurance that we will be successful in this effort.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenues and may have difficulty accurately predicting revenues for future periods and appropriately budgeting for expenses.

We have generated a total of $1,219,703 in revenues since January 1, 2003, with $394,717 generated in the nine months ended September 30, 2006, $153,587 generated in the year ended December 31, 2004, and $331,729 in the year ended December 31, 2005.  Our net loss for the nine months ended September 30, 2006 is $1,942,838.  We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenues.  Therefore, we have a very limited ability to predict future revenues.  With our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control, it difficult for us to accurately forecast our quarterly and annual revenues.  Most of our expenses are fixed in the short term or incurred in advance of anticipated revenues.  As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenues shortfall.  If our revenues do not increase as anticipated, we will continue to incur significant losses.

We depend on a small number of key customers for a high percentage of our revenues and the loss of a significant customer could result in a substantial decline in our revenues and increase in our losses.

Our customer base and a majority of our revenues are highly concentrated among a very limited number of customers and the loss of any one of these customers would have a material adverse impact on our revenues and ability to achieve profits.  Historically, we have derived the majority of our revenues from a relatively small number of customers.  Two customers accounting for 91% of our revenues for the nine months ended September 30, 2006 and two customers accounted for 86% of revenues in the nine months ended September 30, 2005.

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

The success of our business depends on the use by security, audit, risk, and privacy professionals of our technologies.

If value to a company to secure and identify abusers of IP content and personally identifiable information  were to be determined that the benefits of our protection technology do not justify the cost of licensing our technologies, then demand for our technologies would decline.

Any future growth in revenues will depend on growth in the enterprise information security market and our ability to capture market share through the increased use of our technologies on a larger scale of document security and the perceived need to monitor the distribution of those documents or increases in usage fees or royalties.  To increase or maintain our market penetration, we must continue to persuade the above identified professionals that the cost of licensing our technologies is outweighed by the increase in security, protection and compliance that content owners gain as a result of using document protection.

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

Awards under our 2002 Stock Option Plan and outside of this plan would reduce the percentage ownership interest of all stockholders.  Options to purchase 4,945,125 common shares, and warrants to purchase 8,268,750 shares were outstanding as of September 30, 2006.  We anticipate that we will issue additional shares and warrants in connection with our efforts to raise additional funds.  We will grant additional options, warrants, and/or shares of restricted stock in the future.  The issuance of shares upon the exercise of these options and warrants, and restricted stock grants may result in dilution to our stockholders.

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

Item 3.

Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2006, the period covered by this Quarterly Report on Form 10-QSB.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting during the nine months ended September 30, 2006.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company has settled or reached agreements on all of its outstanding lawsuits.

On May 4, 2006, the Company was served with three lawsuits by three of its subordinated promissory note holders.  The plaintiffs are: Agincourt, L.P., Charles M. Gray, and Thomas G. Reagan, and each lawsuit asserts a claim for breach of contract, alleging that the Company has failed to pay the principal and interest due and owing under each of the three subordinated promissory notes issued to these plaintiffs.  The lawsuits claim that the principal and interest under each note was due and payable in July 2005, and the Company has failed to pay the notes when due.  The Agincourt, L.P. lawsuit alleges a principal amount due and owing of $100,000, and the Gray and Reagan lawsuits allege a principal amount due and owing of $50,000 each.  Each of the lawsuits also seeks to recover interest on the principal amount of 10%, plus all reasonable and necessary attorneys’ fees and costs.  The lawsuits are styled, Agincourt, LP v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 126th Judicial District Court of Travis County Texas, Charles M. Gray v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 98th Judicial District Court of Travis County Texas, and Thomas G. Reagan v. Vincera Inc., f/k/a Smarte Solutions, Inc., in the 200th Judicial District Court of Travis County Texas.  In July 2006, one of our current investors purchased each parties note, and subsequently the Company and the three parties have entered into Settlement Agreements whereby the suits were dropped in August 2006.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In July 2006, the Company had an interim close of the private placement of 150,000 shares of its common stock to 4 accredited investors for a cash price of $0.36 per share.  Each investor also received a five year common stock purchase warrant for 25% of their investment at an exercise price of $0.50 per share, which warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering. The aggregate proceeds of the offering were $54,000.  The placement agent received a fee of approximately $3,780, a warrant to purchase 10,500 shares of common stock at an exercise price of $0.36, a warrant to purchase 6,000 shares of common stock at an exercise price of $0.594 per share and 1,500 shares of common stock.  These warrants are exercisable for a period of 18 months from the date of the final close of the offering.

In August 2006, the Company had an interim close of the private placement of 138,889 shares of its common stock to 1 accredited investors for a cash price of $0.36 per share.  Each investor also received a five year common stock purchase warrant for 25% of their investment at an exercise price of $0.50 per share, which warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering. The aggregate proceeds of the offering were $50,000.  The placement agent received a fee of approximately $3,500, a warrant to purchase 9,722 shares of common stock at an exercise price of $0.36, a warrant to purchase 5,556 shares of common stock at an exercise price of $0.594 per share and 1,389 shares of common stock.  These warrants are exercisable for a period of 18 months from the date of the final close of the offering.

In September 2006, the Company had an interim close of the private placement of 129,444 shares of its common stock to 3 accredited investors for a cash price of $0.36 per share.  Each investor also received a five year common stock purchase warrant for 25% of their investment at an exercise price of $0.50 per share, which warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering. The aggregate proceeds of the offering were $46,600.  The placement agent received a fee of approximately 3,262, a warrant to purchase 9,061 shares of common stock at an exercise price of $0.36, a warrant to purchase 5,178 shares of common stock at an exercise price of $0.594 per share and 1,294 shares of common stock.  These warrants are exercisable for a period of 18 months from the date of the final close of the offering.

These issuances were made pursuant to a private placement to a limited number of accredited investors and were exempt from registration under Rule 506 under Section 4(2) of the Securities Act of 1933.

Item 3.

Defaults Upon Senior Securities

The Company has approximately $650,000 of Subordinated Promissory Notes that are in default.  Total arrearages as of September 30, 2006 were approximately $794,431 including accrued interest.  The Company is seeking waivers and consents to convert this debt and interest into shares of the Company’s common stock.

The Company is in default upon a $40,000 note payable to an officer of the Company.  Total arrearages as of September 30, 2006 were $43,324 including accrued interest.

The Company is currently in default on notes issued in connection with the Vincera Software, Inc. acquisition, accruing interest at 1.5% per month as long as the notes remain unpaid.  Total arrearages as of September 30, 2006 were $219,715 including accrued interest.

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

Date:  November 14, 2006