Form 10KSB
period 2006-12-31
Vincera, Inc.
filed 2007-04-02
CIK 1303604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

———————————

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

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

State issuer’s revenues for the year ended December 31, 2006: $424,550.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the last price at which shares were sold by the registrant of $0.36 on November 2, 2006, was $14,473,297

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, Common Stock, $.001 par value, 51,683,117 shares outstanding as of March 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE     None.

Transitional Small Business Format (check one): Yes ☐ No ☑

TABLE OF CONTENTS

PART I

1

ITEM 1.

DESCRIPTION OF BUSINESS

1

ITEM 2.

DESCRIPTION OF PROPERTY

20

ITEM 3.

LEGAL PROCEEDINGS

20

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

PART II

21

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

21

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

23

ITEM 7.

FINANCIAL STATEMENTS

F-1

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

59

ITEM 8A.

CONTROLS AND PROCEDURES

59

ITEM 8B.

OTHER INFORMATION

59

PART III

60

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE;     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  60

ITEM 10.

EXECUTIVE COMPENSATION

62

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

67

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

70

ITEM 13.

EXHIBITS.

71

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

We license our software to companies concerned with guarding intellectual property and other sensitive data, and all businesses that need to track and manage how their own end-users are using their distributed intellectual property.  These companies must prevent illicit access, theft, or alteration to sensitive data, and they need to track their clients’ behavior throughout the business cycle to best focus compliance efforts.  The ability to: identify the client who downloaded the document initially; monitor all locations where the document is accessed; determine if the document is being used according to business rules associated with the document; alert the appropriate people if the document is being used outside of compliance to the business rules; and the ability to manage the document to disable it from being used is called “document threading,” which we believe is unique to our product offering and is one of the patents pending that we have.

Across diverse industry verticals, most enterprises use Internet-based technology to electronically distribute (or “e-distribute”) sensitive data such as intellectual property, personally identifiable information, and/or personal health information.  Using the Internet for these purposes presents risks, opportunities, and consequent market needs that Vincera’s Intelligent Protection™ (VIP) document security software product fills.

Vincera's target customers are security, privacy, and risk officers in all enterprises who use Internet-based technology to e-distribute sensitive data such as intellectual property, personally identifiable information, and/or personal health information, and who are subsequently charged with safeguarding these sensitive data.

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

The Vincera Process Improvement solution is comprised of a number of software products such as:

•

VPI Retention to help publishers and providers of online information maximize the number of subscribers that renew subscriptions during each subscription period;

•

VPI Upgrade to help publishers and providers of online information identify subscribers with need for additional products or services and successfully upgrade these subscribers to the appropriate subscription level; and

•

VPI Compliance to help publishers and providers of online information monitor and capture which subscribers are in violation of their license policies based on excessive or unauthorized use of the online information and services.

We had targeted the Vincera Process Improvement solution to publishers and providers of online information.  Hoover’s, Inc. (a D&B Company) and Lincoln Financial Group are customers of the Vincera Process Improvement solution.  In late 2006, we made the decision to solely focus on our Vincera Intelligent Protection product, and therefore only provide professional services and customer support to our existing customers of our Vincera Process Improvement product.

Going forward, we are concentrating our sales efforts in North America and we intend to roll out regional marketing efforts in Asia Pacific, Europe and other parts of the world as we develop sales and marketing alliances in those areas.  As we grow, we must continue to build our support and services capabilities, because customer satisfaction is a primary value of our company and we believe a key element in our overall success.

We are continuously refining our product and solution offerings for both the enterprise customers, such as the Fortune 5000, as well as Small-to-Medium businesses (SMB).  We believe that we will be able to participate in markets that offer significant growth opportunities by continuing to orient our offerings within the Enterprise Information Security, or EIS, market.  Significant to our product/solution strategy is leveraging a trend with the EIS market, that is, the convergence of several business functions that have an interest in the protection of corporate intellectual property and other sensitive data – information technology, data security, and audit.  This convergence is recognized by the leading global affiliate organizations, Information Systems Security Association (ISSA), ASIS International, and the Information Systems Audit and Control Association (ISACA).  Based on this convergence, a new set of product/solution requirements have developed and are incorporated into our Vincera Intelligent Protection product, such as:

•

The document security solution must address intra (within) and inter (outside of the) enterprise;

•

The document security solution must enable the protected distribution of digital content without restriction based on the appropriate security level;

•

The document security solution must enable our customers to gather behavioral intelligence as the content is distributed, viewed, and, in many cases, re-distributed by the initial recipient, aka the document thread;

•

The document security solution must enable the ability to manage access to the content, taking that document thread of the digital content out of circulation if need be; and

•

The document security solution must enable reporting and alerts based on relevant thresholds and business rules.

We sell our products through flexible licensing, such as a subscription-based model and a one-time, perpetual license fee with annual maintenance and support (which provides for enhancements to the product and customer support).  Professional services, such as consulting and education, are a key part of our overall solution to our customers.  By providing these professional services, we are able to work with our customers to help them achieve the success and return on investment they require from their investment in our technologies.

Target Customers:  Our VIP software is applicable to all companies that need to protect intellectual property, proprietary information, and sensitive data when this information is in motion (meaning the data is being distributed to people or locations).  Although all companies would fit within this definition, Vincera focuses in the following markets: financial services; healthcare (including pharmaceuticals); government; and manufacturing.

Strategy

Our mission is to enable our customers to have the most efficient and effective methods to protect, monitor, measure and manage the distribution of electronic documents that contain intellectual property, proprietary information, personally identifiable information, and other sensitive information.  Our approach to developing product offerings to support our mission has been, and will likely continue to be, a joint effort between subject matter experts from targeted customers and industries and our key technology personnel.  We believe that our solution is applicable across the major markets of financial services; healthcare (including pharmaceuticals); government; and manufacturing, and we will continue to build our solutions to meet the specific business processing needs of these markets.  As we grow, we must continue to build our support and services capability, as customer satisfaction is a primary value of our company and we believe a key element in our overall success.

We have decided to concentrate our direct efforts in North America, and we intend to expand to Asia Pacific, Europe and other parts of the world as we develop sales and marketing alliances in those areas.  The main objective of Vincera is to develop key partnerships and resellers in strategic markets for the distribution and support of our products.  Development of this channel is paramount to us as we build our customer base.

Products

Our Vincera Intelligent Protection™ software, or VIP, is licensed to company’s concerned with guarding intellectual property and other sensitive data, and all businesses that need to track and manage how their own end-users are using their distributed intellectual property.  These clients must prevent illicit access, theft, or alteration to sensitive data, and they need to track their clients’ behavior throughout the business cycle to best focus compliance efforts.  The ability to: identify the client who downloaded the document initially; monitor all locations where the document is accessed; determine if the document is being used according to business rules associated with the document; alert the appropriate people if the document is being used outside of compliance to the business rules; and the ability to manage the document to disable it from being used is called “document threading,” which we believe is unique to our product offering and is one of the patents pending that we have.  We believe that companies that are concerned with document security typically would do so through the following methods:

•

Deter: With document threading, clients can deter their own document recipients from breaching e-distributed material, either by setting stringent security levels, informing document recipients that their activities can be monitored, or both.  When recipients know their activities can be traced directly to themselves, it can prove a powerful disincentive to inappropriate sharing and alteration of sensitive information.

•

Detect: Document threading capabilities signify an audit trail that enables detection of a potential point of breach—even before the breach occurs.  When our customer applies a given security level for a given document, that customer is notified if the document in question is shared beyond the customer’s self-defined limits.  Vincera software enables e-discovery and forensic detection detailing breach and/or tampering information, so customers can prevent serious threats to the integrity and secrecy of sensitive documents.

•

Disable: Customers can disable, the document can not be opened for reading, the document for a specific document thread, or they can disable the document for everyone.  Disabling the document means not only that the information cannot be forwarded, but that any sensitive information already distributed will be disabled as well.

Across diverse industry verticals, most enterprises use Internet-based technology to e-distribute sensitive data such as intellectual property, personally identifiable information, and/or personal health information.  Using the Internet for these purposes presents risks, opportunities, and consequent market needs that Vincera’s Intelligent Protection (VIP) document security software product fills.

Our VIP product is built primarily upon our own existing technologies (including technologies we acquired, such as the technologies we acquired from Old Vincera in August 2004), third-party technologies, and open-source technologies.

Key elements of our VIP product are:

•

Ability to address electronic document protection, monitoring, measuring, and managing intra (within) and inter (outside of the) enterprise;

•

Enable the protected distribution of digital content without restriction based on the appropriate security level;

•

Enable our customers to gather behavioral intelligence as the content is distributed, viewed, and, in many cases, re-distributed by the initial recipient, aka the document thread;

•

Enable the ability to manage access to the content, taking that document thread of the digital content out of circulation if need be; and

•

Enable reporting and alerts based on relevant thresholds and business rules.

Our VIP product is based on the premise of Business Friendly Distribution (“BFD”).  In contrast to traditional Digital Rights Management (“DRM”) solutions, software utilizing Business Friendly Distribution applies security policies based on the security level of the data within the document, rather than applying security at the user level.  If the recipient of the secured document possesses the appropriate security access rights – as an example a unique username and password --, then they may access the data within the document, in the same fashion and via the same methods as if the data were not in motion, but were at rest, a.k.a. stored in a data file or data base behind the firewall.  This is far less rigid and much more business friendly to the necessary speed of today’s business environment than is traditional DRM.

Whereas DRM is all about distribution restriction, the Vincera’s Intelligent Protection is all about distribution knowledge.  Specifically, VIP’s unique process enables you to easily protect, monitor, measure, and manage all of your company’s documents—with no negative usability impacts for authorized document recipients-- according to rules you set:

•

Protect

o

Encryption and digital watermarking with a unique identifier of each original recipient of the VIP processed electronic document to deter inappropriate use.

o

Flexible and custom security levels based on the content of the electronic document to be protected.

•

Monitor

o

Consistently monitor/track/audit all electronic document usage.

o

Defensible audit trails and behavioral reporting.

•

Measure

o

Analytics identify and quantify security thresholds.

o

Customized security profiles and attributes.

•

Manage

o

Behavioral driven response, i.e. disable the document.

o

Detection and knowledge are crucial.

VIP follows the Federal Information Processing Standards (FIPS) for data encryption during non-trusted electronic document distribution.  These standards specify requirements for the use of encryption, including the use of a recognized algorithm (such as AES) and symmetric keys of at least 128 bits.

The VIP solution is designed to occur behind the scenes, without modifying the way content providers prepare and recipients interact with their electronic documents, by automatically watermarking, fingerprinting, and encrypting the document.  Additionally, the security policy associated with the level of security pertinent to the data within the document is associated and distributed with that document.  This provides the platform for flexible, easy, and complete protection of all of our customer’s sensitive data in motion.

To elaborate: VIP can utilize an embedded digital watermarking of documents to deter inappropriate use.  The idea behind digital watermarking is to establish an audit trail back to the original recipient of the document.  This embedded digital watermark then establishes the identity of the document thread.  Therefore, anyone who receives this document will be identified by the combination of the embedded digital watermark (the document thread identifier) and their unique machine fingerprint (a digital signature that identifies uniqueness about a computer that this electronic document resides, or resided, on.  Both the digital watermark and the unique machine fingerprint can be used in a forensic exercise to determine an explicit audit trail in the event of a violated document.

We believe that VIP’s most significant advancement is the on-demand capability of applying the security policy to a document or group of documents, based on rules established by our customers.  The VIP solution improves upon DRM by enabling you to customize your desired level of protection for your maximum flexibility, based on your business scenario for a given electronic document and/or timeframe.

VIP enables the protected distribution of digital content without restriction based on associating, or selecting, the appropriate security level.  For example, with VIP, you can set a higher level of security for some documents than others; a memo may receive low security, whereas intellectual property may enable only a select set of users to access the information.

The ability to associate a security level and assigning that security, including an expiration date, to a document group, as above, eliminates the costly overhead of administrating and managing security associated with the approaches used today with traditional DRM products.  Our customers can select security policies that implement VIP such that a document is associated with a security policy group, and that security policy group is defined based on business rules you set, easily and flexibly.

Our VIP solution enables our customer’s content owners to gather behavioral intelligence as the content is distributed, viewed, and, in many cases, re-distributed by the initial recipient.

Monitoring with VIP means consistently tracking and auditing all end users who receive the document, whether or not they are allowed to view the document.  Effective monitoring software alerts you that the document is being viewed, tracks the distribution of documents containing sensitive information, and enables defensible audit trails and behavioral reporting that rely on embedded digital watermarking and machine fingerprinting.

It is recommended to monitor both within and beyond corporate firewalls.  Data sources such as legal departments, business partners, credit bureaus, patent offices, product development, and state agencies communicate via documents, and these documents are then sent on to other legal firms, Human Resource departments, Security departments and partners.

Firewalls exist on either side of the transaction--between the data sources and the enterprise, and within the enterprise to internal departments, i.e. product development--, yet documents in motion can be shared outside the firewalls on both sides, too.

Monitoring software yields reports on activity and enables behavioral reporting, such that the next step--measurement-- efficiently and accurately identifies where the distribution breach potential lies in your document network.  With customized profiles and attributes you select using BFD-based software, intelligent analytics will automatically alert you regarding which machines and users are at risk to break with approved distribution of sensitive documents.

Measurement is designed to report documents exceeding the distribution metric you choose, based on activity and distribution of documents per machine fingerprint.  Again, maximum flexibility is important because it allows our customers, and not the software, to define thresholds for business rules-based assessments.

With VIP, our customers can determine how many machines "should" access a given report as distributed by a given individual, versus how many actually do.  For example, if the finance department typically distributes a particular report to 10 machines, but the VIP measurement software observes the distribution to 20 machines within a few hours of the report's initiation, perhaps a breach has occurred or is impending.

With measurement data, our customers are able to determine the potential for a run-away document, and to then manage that document as you see fit.

Once monitoring alerts our customer to a document thread’s behavior, VIP allows our customers to make intelligent decisions regarding whether a document, based on its behavior, ought to be disabled and for what breadth of recipients.  VIP solutions allow our customers to quickly and precisely disable a document that has been breached—or better still, is at risk for a breach that has not yet occurred.

In the example above, it seems that the document sent by the finance department may be prone to inappropriate sharing.  Management tools available in the VIP software allow you maximum flexibility in making decisions based on this information.  Using a rules engine for custom solutions for access and denial scenarios, VIP provides several options once a breach has been detected.

First, VIP enables our customers to turn off access to the content distributed to and by any particular machine(s) and user(s), taking that instance of digital content out of circulation but retaining access for users who are within bounds.  In the finance department example,  our customers might elect to disable the document only for an individual—and for anyone to whom that individual has sent the document thread—without disrupting access for any other approved recipients.  (Of course, a lock-down – denying all access to a document -- can be implemented for every instance of the document, too.)

The VIP options also include proactively preventing a document’s distribution to specific machines and users based on your measurement intelligence.  Thus, inappropriate recipients could simply be prevented from receiving future documents.  Alternatively, you can opt to do nothing but continue observing where the document thread is sent.

Without conflict or the need to change the way your business is conducted, VIP’s security and tracking for data in motion has been developed so that it automatically protects, monitors, measures and manages every sensitive e-distributed company document according to your easy-to-set rules.

We believe that our solution is applicable across the major markets of financial services, healthcare (including pharmaceuticals, government, and manufacturing, and we intend to continue to build our solutions to meet the specific business processing needs of these markets.

We sell our products through flexible licensing, such as a subscription-based model and a one-time license fee with annual maintenance and support (which provides for enhancements to the product and customer support).

Customers

We market our products to large enterprises, such as the Fortune 5000, and small-to-medium businesses that have a need to protect their intellectual property, proprietary information, sensitive data, and other important data, while still maintaining the ability and speed to today’s business pace.  Although applicable in all markets, we are initially focusing on the major markets of: financial services; healthcare (including pharmaceuticals); government; and manufacturing   A significant portion of our revenues to date have been from three companies: Hoover’s, Inc.; Lincoln Financial Group; and Microsoft Corporation (“Microsoft”).  For 2005, Hoover’s, Inc. accounted for approximately $180,182, Microsoft accounted for $104,155, and Lincoln Financial Group accounted for approximately $14,000.  For the year ended December 31, 2006, Hoover’s, Inc. accounted for approximately $199,817, Microsoft accounted for $185,183, and Lincoln Financial Group accounted for approximately $30,900.

Outside of the Unites States of America, we have sold our previous products to customers in more than fifteen countries, primarily in Japan, which accounted for approximately $2,000 for 2005, and we had no sales outside of the US for the year ended December 31, 2006.  The other countries in which we have sold our software include the United Kingdom, Finland, Switzerland, Italy, Australia, Poland, Netherlands, Denmark, India, Malaysia, Canada, Sweden, Germany, and Spain.

Sales and Marketing

We market our VIP product both directly and through channel partners to large enterprise customers, such as the Fortune 5000, and Small-to-Medium businesses (“SMB”) who have the need or requirement to protect and manage their intellectual property, proprietary information, and sensitive information.  Although applicable to many industries, our initial focus is on the major markets of: financial services; healthcare (including pharmaceuticals); government; and manufacturing.  We also market our VIP product to other software vendors where our solution would provide a value-add to their software products.  Applicable in many markets, we have initially focused on Data Loss Prevention (DLP) and Digital Rights Management (DRM) software vendors.  We believe these segments have the greatest need and are most likely to allocate budget dollars towards acquiring our solutions.

Our primary sales strategy is to:

•

Sell direct to organizations in our targeted markets;

•

Develop value-added resellers, which are companies that resell our products as stand-alone products and with other complementary products to their client base;

•

Build strong relationships with software vendors to establish an Original Equipment Manufacturer, or OEM, channel, in which these software vendors would embed our products within their own solutions; and

•

Develop Managed Security Service Providers, or MSSP’s, which are companies that would include our products as well as their own products and other companies products to their customers through a for fee service whereby the customers utilize these products which are hosted on the MSSP’s site or other locations.

We supplement our direct sales efforts with value-added reseller and service relationships.  We are currently focused on pursuing opportunities with enterprise and Small-to-Medium business partners for Vincera Intelligent Protection product.  We also believe our product is complementary to a number of software vendors who provide enterprise application solutions in a number of key markets, particularly vendors in the Data Loss Prevention (DLP), Digital Rights Management (DRM), and Managed Security Services Providers (MSSP).  We will seek to pursue OEM relationships with providers in our focused market segments.

Research and Development

Our development facility is located in our corporate headquarters, which is located in Austin, Texas.  Our research and development efforts include expenditures for new products, new applications, new features, or enhancements for existing products or applications and sustaining engineering activities.  Our research and development expenses were $926,788 and $854,475 for the years ended December 31, 2006 and 2005, respectively.  These expenses include both direct expenses incurred by us for research and development, outsourced engineering fees, and fee-based consulting services that add functionality to our products.  As part of our fee-based consulting services, we obtain the rights to market the technologies we develop.

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

We obtained a temporary restraining order on January 5, 2005, with a hearing set for February 10, 2005 to provide for a temporary injunction.  Bit-Arts removed the case to the United States District Court for the Southern District of New York.  On February 10, 2005, we and Bit-Arts stipulated to the United States District Court, Southern District of New York, that the Action was settled pursuant to a Settlement and Amendment Agreement by and between the parties, and the case was dismissed with prejudice.  The Settlement Agreement released all claims of breach against both parties.  This allowed us to continue to sell and support our products that contain the Bit-Arts technology until December 31, 2005.  After December 31, 2005, Bit-Arts was contractually obligated to service and support our customers who may be currently under a support contract, and we would continue to receive seventy percent (70%) of all revenues generated from Microsoft’s usage of our products that are currently installed for the first six months of 2006, and then after June 30, 2006 until such time as Microsoft discontinues usage of our products, we would receive fifty percent (50%) of all revenues generated from Microsoft’s usage of our products.  After December 31, 2005 we removed all Bit-Arts technology from our products and offerings, and are not entitled to any other revenues, with the exception of Microsoft, from the Bit-Arts technologies that we had licensed.  We have developed our own technologies for protecting our customers’ IP that is distributed in electronic format through Portable Format Documents, or PDF’s.  Our VIP product does not rely on any technologies provided by Bit-Arts, so going-forward this settlement will not impact our offerings.  In addition, the following occurred: (1) Bit-Arts provided us with a modified version of its technology that provides the full level of protection required by one of our major customers; (2) Bit-Arts would not receive any payment of royalties for any royalty-bearing product sold by us until a current outstanding receivable from Bit-Arts to us in the amount of $56,573 has been extinguished; and (3) we transferred approximately 1.5% out of the 2.69% of stock that we owned in Bit-Arts back to Bit-Arts.

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

Based on the bankruptcy proceedings, we had requested that the administrators for Bit-Arts either (i) provide support for our current customers, or (ii) grant us access to the source code escrow for the Bit-Arts technologies so that we may continue to provide support for our current customers.  To date, our requests have not been honored, but we will continue to pursue relief although at this point with the assets of Bit-Arts having been acquired by an undisclosed entity we believe that the likelihood of having our support needs addressed is very remote.  If we are not successful in either obtaining support or access to the source, we have lost and  may lose some of our current customers and their associated royalties.  In addition, with our focus on our new VIP solution, we believe the impact to our revenues for Bit-Arts related technologies will be minimal.  Our new VIP solution does not contain any Bit-Arts technologies, so we believe that the outcome of these proceedings will not impact our offerings going-forward.

We currently hold a trademark registration in the United States for the Vincera name.  We currently have the following three material patent applications pending with the U.S. Patent and Trademark Office:

•

U.S. Patent Application Serial No. 11/675,123, titled “Digital Data Distribution Detection, Deterrence and Disablement System and Method” relating to technologies and methods for distribution of digital files and information and, more particularly, relating to digital data distribution and knowledge accumulation and security in such distribution, including by detection, deterrence and disablement through the distribution system and method, claiming priority of provisional application Serial Number 60/827,580, filed February 15, 2007. We are awaiting the first official action on this patent application.

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

It is possible that our patents, copyrights, or registered trademarks could be challenged and invalidated.  In addition, existing patent, copyright, and trademark laws afford only limited protections.  Effective protection of intellectual property rights may be unavailable or limited in certain countries because the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.  Monitoring unauthorized use of our intellectual property and trademarks is difficult and expensive, particularly given the global nature and reach of the Internet.  Furthermore, it is possible that our competitors will adopt product or service names similar to ours, impeding our ability to protect our intellectual property, and possibly leading to customer confusion.  Although we are not aware that our products, patents, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties, any infringement claims, with or without merit, brought by such third parties could be time-consuming and expensive to defend.

Competition

The markets in which we compete are highly competitive and are characterized by several large, diversified, and well-capitalized companies, as well as many innovative smaller companies similar to Vincera.  Vincera, in many instances, competes directly with organizations that are well-capitalized and that have substantial name brand recognition for market share.  We believe our competitors come from two segments of the security market – Data Loss Prevention (DLP) and Digital Rights Management (DRM) – although we believe we are only viewed competitively for budget dollars.  We are complimentary as value-added functionality when it comes to providing an end-to-end solution for DLP and a robust, enterprise-wide solution along with DRM products.  In both the Digital Rights Management and the Data Loss Prevention segments, there is a small overlap of functionality between what companies in these two segments provide and our technologies.  Companies in the Data Loss Prevention segment include McAfee, Websense (through their Port Authority acquisition), Verdasys, Reconnex, Vontu, and Symantec.  In the Digital Rights Management markets, companies would include Adobe, Microsoft, Oracle (through the Sealed Media acquisition), and EMC (through the Authentica acquisition), although our approach to digital content and the associated rights is very different and we are very complementary to an overall business solution based on business-friendly distribution.

Employees

We have a total of 12 full-time employees located in our office in Austin, Texas.  At December 31, 2006 we had 5 employees in technology, 5 in sales and marketing, and 2 in general and administrative.  Most of our employees, including our technology and general and administrative personnel, are involved in the sales process.

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

We have incurred operating losses since our inception, including net losses of approximately $2.8 million and $3.4 million for the years ended December 31, 2006 and 2005, respectively, and we expect to continue incurring losses for the foreseeable future.  As of December 31, 2006, we had an accumulated deficit of approximately $14.9 million.  To date, we have funded our operations principally through the sale of our stock and promissory notes, as well as our revenues.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products, and services.  We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels.  We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenues after costs, and, as a result, we expect to continue to incur losses for the foreseeable future.  If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

As a result, our independent registered public accounting firm has stated in their report included in our 2005 and 2006 Annual Reports that we have incurred losses from operations and have limited working capital that raise substantial doubt about our ability to continue as a going concern.  This going concern paragraph could adversely impact our future financing activities and there are no assurances that we will have sufficient funds to execute our intended business plan or generate positive operational results.  In the event we are unable to raise additional funds, we will be forced to cease operations and file for protection under bankruptcy laws, and our shareholders will lose their entire investment.

We have limited capital resources and additional funding may not be available to us or may not be available on acceptable terms.

At December 31, 2006, we had approximately $582,218 in cash and cash equivalents.  We anticipate, if our fund raising activities are not successful, we will not have sufficient liquidity to meet expected expenses in April 2007.  At December 31, 2006, we had outstanding approximately $650,000 of subordinated promissory notes which bear interest at the rate of 10% per annum with maturity dates which range from June through August 2005.  We are seeking waivers and consents to convert the remaining principal and interest to common stock.  If we are unable to convert these notes, we would have to renegotiate the payments or risk adverse legal action.  On May 4, 2006, we were served with three lawsuits by three of our subordinated promissory note holders.  The plaintiffs were: Agincourt, L.P., Charles M. Gray, and Thomas G. Reagan, and each lawsuit asserted a claim for breach of contract, alleging that the Company had failed to pay the principal and interest due and owing under each of the three subordinated promissory notes issued to these plaintiffs.  One of our current investors purchased these three subordinated promissory note holders notes and intends to convert both the outstanding principal and interest into shares of our common stock at $0.36 per share.  We entered into settlement agreements with all three of these subordinated promissory note holders, and the lawsuits have been dismissed.  There is currently one short term note outstanding with a principal amount of $40,000 and a maturity date of November 30, 2005, which we are currently in default.  There are two promissory notes, for $100,000 and $260,000 that have maturity dates of August 2007 and September 2007, respectively.  There are four promissory notes totaling $180,876 that we assumed as a condition of the Vincera Software, Inc. acquisition, to certain former officers and employees of Vincera Software, Inc.  We are currently in default on these notes and accruing interest at 1.5% per month as long as the notes remain unpaid.

As of December 31, 2006, we have closed on approximately $3.8 million in gross proceeds in our private placement, and as of March 30, 2007, we have approximately $11 thousand in gross proceeds in our private placement escrow account.

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

We have outstanding approximately $650 thousand in Subordinated Promissory Notes (the “Notes”), $180,761 in Promissory Notes from the Vincera Software, Inc. acquisition, $360,000 in Promissory Notes due in the August and September 2007 timeframe,  and 1,807,588 shares of preferred stock (the “Preferred Stock,” and, together with the Notes, the “Senior Securities”).  These Notes are currently in default, and the holders of the Notes could sue Vincera to demand repayment of the Notes, which would have a material adverse effect on our financial condition and possibly require us to seek bankruptcy court protection.  The terms of the Senior Securities may have a material adverse effect on Vincera and our financial condition and results of operations.  The Preferred Stock has a liquidation preference in the amount of approximately $900 thousand, plus accrued and unpaid dividends, and the Notes have an outstanding balance of principal and interest of approximately $1.4 million as of December 31, 2006, all of which must be paid before common stockholders would receive any funds from their investment in Vincera in the event of liquidation, including some changes of control.  The Senior Securities could also materially and adversely affect the ability of Vincera to raise funds necessary to continue our business.  We intend to seek the conversion of the Senior Securities to shares of common stock, although there is no assurance that we will be successful in this effort.

Due to our limited operating history and the uncertain market acceptance of our products, we may never achieve significant revenues and may have difficulty accurately predicting revenues for future periods and appropriately budgeting for expenses.

We have generated a total of $1,249,536 in revenues since January 1, 2003, with $424,550 generated in the year ended December 31, 2006, $331,729 in the year ended December 31, 2005, and $153,587 generated in the year ended December 31, 2004.  Our net loss for the year ended December 31, 2006 is $2,780,894.  We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenues.  Therefore, we have a very limited ability to predict future revenues.  With our limited operating experience, the uncertain market acceptance for our products, and other factors that are beyond our control, it difficult for us to accurately forecast our quarterly and annual revenues.  Most of our expenses are fixed in the short term or incurred in advance of anticipated revenues.  As a result, we may not be able to decrease our expenses, if desired, in a timely manner to offset any revenues shortfall.  If our revenues do not increase as anticipated, we will continue to incur significant losses.

We depend on a small number of key customers for a high percentage of our revenues and the loss of a significant customer could result in a substantial decline in our revenues and increase in our losses.

Our customer base and a majority of our revenues are highly concentrated among a very limited number of customers and the loss of any one of these customers would have a material adverse impact on our revenues and ability to achieve profits.  Historically, we have derived the majority of our revenues from a relatively small number of customers.  The same two customers accounting for 91% and 86% of our revenues for the years ended December 31, 2006 and 2005, respectively.

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

Our success is dependent upon our ability to protect our proprietary technologies included in our software.  We rely on our patent applications, trade secrets, copyrights, know-how, trademarks, license agreements, and contractual provisions to establish our intellectual property rights.  These legal means, however, afford only limited protection and may not adequately protect our rights.

Claims or litigation, including claims involving patent or intellectual property infringement claims, could harm our business and result in:

•

Substantial damages, settlement or related costs, including indemnification of customers for any infringement by our software on rights of third parties;

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

We were involved in litigation, and may in the future be involved in additional litigation, including product liability claims, which may result in substantial expense and may divert our attention from the implementation of our business strategy.

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

We settled a legal proceeding with one of these third-party licensors, Bit-Arts, Ltd., which required us to seek alternative technologies by December 31, 2005.  In September 2005, Bit-Arts, Ltd. filed for bankruptcy protection, and at the end of 2005 we believe that the assets of Bit-Arts were sold to an undisclosed party which may further inhibit our ability to support some of our products.

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

From time to time, concerns have been expressed by governmental authorities and consumer groups regarding privacy rights.  In the event a government authority were to determine that our products, such as Vincera Intelligent Protection, and services compromise the privacy of users and others in violation of legislation that may be enacted in the future, we could be forced to modify our software and services.  In addition, concerns about our collection, use or sharing of personal information or other privacy-related matters, even if unfounded, could damage our reputation, result in delays of acceptance of our products by current and potential customers, and harm our operating results.

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

If we acquire businesses, new products, or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment.  We have in the past (for example our licensing of Bit-Arts’ technology) and may in the future be required to write off all or part of one or more of these investments that could harm our business.  If we consummate one or more future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted.  If we were to proceed with one or more future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash.  Acquisition activities could adversely impact our operating margins depending upon the financial models of the businesses acquired.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel.  In particular, due to the small size of our executive management team and early stage of our business, we believe that our future success is highly dependent on David Malmstedt, our Chairman, Chief Executive Officer and President, and Kevin Schick, our Chief Operating Officer, to provide continuity in the execution of our growth plans.  We do not carry key-man life insurance on executives.  While we have a severance arrangement in place with Mr. Malmstedt, we do not have long-term employment agreements in place with any of our employees.  During May 2006, our Chief Technology Officer left the company and in June 2006 our VP of Sales left the company.  The loss of the services of any of our other key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products, especially if we experience rapid growth, which would place additional strains on our small management team.

Our intellectual property protection technologies face risks from defeat technologies such as hackers.

Two of the key capabilities of our software are the ability to protect intellectual property and provide electronic license management.  A number of devices and techniques have been available, and currently are available, that may enable third parties to defeat our copy protection, intellectual property protection, and electronic license management technologies.  Moreover, our technologies are not effective against professional duplication and processing equipment.  A number of factors could cause copyright holders to choose not to use our technologies, including a perception that the inability of our technology to deter professional hackers renders our technology less useful, the commercial availability of products that defeat our copy protection technologies or any significant reduction in the effectiveness of our technologies to deter consumer copying or piracy.

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

Any future growth in revenues will depend on growth in the enterprise information security market and our ability to capture market share through the increased use of our technologies on a larger scale of document security and the perceived need to monitor the distribution of those documents or increases in usage fees or royalties.  To increase or maintain our market penetration, we must continue to persuade the above identified professionals that the cost of licensing our technologies is outweighed by the increase in security, protection, and compliance that content owners gain as a result of using document protection.

Legislative initiatives seeking to weaken copyright law or new governmental regulation and resulting legal uncertainties could harm our business by limiting our ability to sell our products and resulting in delayed or lost revenues.

A key differentiator for our software is the capability – if used by our customers - to collect and store unique information about individuals, which is known as personally identifiable information.  United States federal and foreign government regulations may, in the future, direct the way our Vincera Intelligent Protection products are sold and implemented, due to their potential access of personally identifiable information.  Through regulation, these governments may approve and require use of competing technologies, products, or implementation methodologies.  Such government regulations may not endorse or specifically exclude use of our technologies and products in the marketplace.  Such industry-wide regulations could severely limit our ability to sell our products in the United States and abroad.

Our telephone and computer networks are subject to security and stability risks that could expose us to litigation or liability.

Our products include online business activities that depend to a great extent on the ability to transmit sensitive information and intellectual property securely over private and public networks.  Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business.  Online transmissions are subject to a number of security and stability risks, including:

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

Changes in the use of the Internet for delivery of our products and other software or IP content may result in lost revenues.

Our products are designed to support the use by our customers of the Internet to deliver, deploy, or activate digital media and content for their end users.  The revenues we generate from our products depend on increased acceptance and use of the Internet by our customers' end users as a medium of delivery of digital media and content.  Acceptance and use of the Internet may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet to conduct their operations.  Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there are few proven services and products.  Our revenues and potential profitability could be harmed if our customers and potential customers do not use our products because:

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

Conversely, some of our legacy products, such as IP content and packaged software copy protection, are designed to be applied to packaged media offered by some of our customers and we receive royalties based on the number of units produced.  If delivery of these customers' products using the Internet were to continue to increase, especially due to the increasing penetration of broadband Internet capabilities in the consumer marketplace, our revenues from packaged media may be adversely affected and not replaced by Internet-based revenues.

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

Awards under our 2002 Stock Option Plan and outside of this plan would reduce the percentage ownership interest of all stockholders.  Options to purchase 6,223,250 common shares, and warrants to purchase 9,652,695 shares were outstanding as of December 31, 2006.  We anticipate that we will issue additional shares and warrants in connection with our efforts to raise additional funds.  We will grant additional options, warrants, and/or shares of restricted stock in the future.  The issuance of shares upon the exercise of these options and warrants, and restricted stock grants may result in dilution to our stockholders.

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

Item 2.

Description of Property

We lease approximately 5,642 square feet at a monthly rental of $7,525 for our corporate offices in Austin, Texas under a lease that expires in January 2008.  In January 2006 we signed an extension to our lease that expires in January 2008, and we have an option to extend the lease for an additional two years (through January 2010) on the same terms and conditions we currently have.  We believe this facility is adequate to meet our requirements at the current level of business activity.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

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

Holders

As of December 31, 2006, there were approximately 247 record holders of our common stock.  There were also approximately 9 holders of our preferred stock, and approximately 3 holders of our Subordinated Promissory Notes.

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

We have granted registration rights to the holders of 19,199,787 shares of our common stock in connection with our private placement.  We will also register the shares of common stock underlying the warrants that are issued in connection with our private placement.  We have agreed to file a registration statement on Form SB-2 promptly after the final closing (the “Closing Date”) of the private placement to permit these holders to offer and sell, on a delayed or continuous basis pursuant to Rule 415 under the Securities Act, any or all of their shares of common stock purchased in the private placement.  We have agreed to use commercially reasonable efforts to maintain the registration statement’s effectiveness (including through the filing of any required post-effective supplements or amendments) until the earlier to occur of (i) the second anniversary of the Closing Date, (ii) the date on which the purchaser may sell all shares then held by the purchaser without restriction by the volume limitations of Rule 144(e) of the Securities Act, (iii) such time as all shares purchased by such purchaser in the private placement have been sold, or (iv) the date on which we file and declare effective a Registration Statement on From S-3 permitting the resale of the shares.

Stock Plans.

As of December 31, 2006, options to purchase 6,223,250 shares of common stock were outstanding under our prior stock option and incentive plans and stock option agreements.  We intend to file a registration statement on Form S-8 under the Securities Act of 1933 covering shares of common stock reserved for issuance under our prior and current stock incentive plans and our stock option agreements.  Based on the number of options outstanding and shares reserved for issuance under our prior and current stock incentive plans and our stock option agreements, the Form S-8 registration statement would cover 9,730,542 shares of our common stock.  The Form S-8 registration statement will become effective immediately upon filing.  At that point, subject to the satisfaction of applicable exercise periods, Rule 144 volume limitations applicable to affiliates and our agreements with our placement agent, shares of common stock to be issued upon exercise of outstanding options granted pursuant to our stock incentive plan and shares of common stock issued pursuant to our employee stock purchase plan (to the extent that such shares are not held by affiliates) will be available for immediate resale in the public market.

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

Summary of Financial Information

	Years Ended December 31,
	2006	2005
Statements of Operations Data:
Revenues	$424,550	$331,729
Total operating expenses	$2,662,665	$3,467,315
Operating loss	$(2,238,115)	$(3,135,586)
Net loss	$(2,780,894)	$(3,414,543)
Net loss per common share	$(0.09)	$(0.13)

	December 31,
	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$582,218	$140,071
Intangibles	$42,431	$99,000
Total assets	$1,011,558	$486,044
Total liabilities	$9,056,863	$5,841,953
Stockholders’ deficit	$(8,045,305)	$(5,355,909)

Overview

We license our software to company’s concerned with guarding intellectual property and other sensitive data, and all businesses that need to track and manage how their own end-users are using their distributed intellectual property.  These customers must prevent illicit access, theft, or alteration to sensitive data, and they need to track their clients’ behavior throughout the business cycle to best focus compliance efforts.  The ability to: identify the client who downloaded the document initially; monitor all locations where the document is accessed; determine if the document is being used according to business rules associated with the document; alert the appropriate people if the document is being used outside of compliance to the business rules; and the ability to manage the document to disable it from being used is called “document threading,” which we believe is unique to our product offering and is one of the patents pending that we have.  We believe that companies that are concerned with document security typically would do so through the following methods:

•

Deter: With document threading, customers can deter their own document recipients from breaching e-distributed material, either by setting stringent security levels, informing document recipients that their activities can be monitored, or both.  When recipients know their activities can be traced directly to themselves, it can prove a powerful disincentive to inappropriate sharing and alteration of sensitive information.

•

Detect: Document threading capabilities signify an audit trail that enables detection of a potential point of breach—even before the breach occurs.  When the customer applies a given security level for a given document, that customer is notified if the document in question is shared beyond the customer’s self-defined limits.  Vincera software enables e-discovery and forensic detection detailing breach and/or tampering information, so customers can prevent serious threats to the integrity and secrecy of sensitive documents.

•

Disable: Customers can disable, the document can not be opened for reading, the document for a specific document thread, or they can disable the document for everyone.  Disabling the document means not only that the information cannot be forwarded, but that any sensitive information already distributed will be disabled as well.

Across diverse industry verticals, most enterprises use Internet-based technology to electronically distribute (or “e-distribute”) sensitive data such as intellectual property, personally identifiable information, and/or personal health information.  Using the Internet for these purposes presents risks, opportunities, and consequent market needs that Vincera’s Intelligent Protection™ (VIP) document security software product fills.

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

The Vincera Process Improvement solution is comprised of a number of software products such as:

•

VPI Retention to help publishers and providers of online information maximize the number of subscribers that renew subscriptions during each subscription period;

•

VPI Upgrade to help publishers and providers of online information identify subscribers with need for additional products or services and successfully upgrade these subscribers to the appropriate subscription level;

•

VPI Compliance to help publishers and providers of online information monitor and capture which subscribers are in violation of their license policies based on excessive or unauthorized use of the online information and services; and

We currently provide this business solution to publishers and providers of online information.  Hoovers, Inc.

(a D&B Company) and Lincoln Financial Group are customers of this solution.  In late 2006, we made the decision to solely focus on our Vincera Intelligent Protection product, and therefore only provide professional services and customer support to our existing customers of our Vincera Process Improvement product.

Going forward, we are concentrating our sales efforts in North America and we intend to roll out regional marketing efforts in Asia Pacific, Europe and other parts of the world as we develop sales and marketing alliances in those areas.  As we grow, we must continue to build our support and services capabilities, because customer satisfaction is a primary value of our company and we believe a key element in our overall success.

We are continuously refining our product and solution offerings for both the enterprise customers, such as the Fortune 5000, as well as Small-to-Medium businesses (SMB).  We believe that we will be able to participate in markets that offer significant growth opportunities by continuing to orient our offerings within the Enterprise Information Security, or EIS, market.  Significant to our product/solution strategy is leveraging a trend with the EIS market, that is, the convergence of several business functions that have an interest in the protection of corporate intellectual property and other sensitive data – information technology, data security, and audit.  This convergence is recognized by the leading global affiliate organizations, Information Systems Security Association (ISSA), ASIS International, and the Information Systems Audit and Control Association (ISACA).  Based on this convergence, a new set of product/solution requirements have developed and are incorporated into our Vincera Intelligent Protection product, such as:

•

The document security solution must address intra (within) and inter (outside of the) enterprise;

•

The document security solution must enable the protected distribution of digital content without restriction based on the appropriate security level;

•

The document security solution must enable our customer to gather behavioral intelligence as the content is distributed, viewed, and, in many cases, re-distributed by the initial recipient, aka document thread;

•

The document security solution must enable the ability to manage access to the content, taking that document thread of the digital content out of circulation if need be; and

•

The document security solution must enable reporting and alerts based on relevant thresholds and business rules.

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

Seasonality of Business

We expect to experience seasonality in our business, and our financial condition and results of operations are likely to be affected by seasonality in the future.  We expect to experience increased royalty revenues in the first quarter of each calendar year (related to royalties from our customers’ shipments of their products in the fourth quarter) followed by lower royalty revenues and operating income in the second quarter, and at times in subsequent quarters.  We believe that this may occur in the event some of our customers manufacture and release PC game titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year.  Also, as we enter into the enterprise space, we believe that the second and fourth calendar quarters of the year will show more activity than the remaining two quarters.

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

We were notified by Bit-Arts that it believes we were in default of this agreement and demanding that we cease incorporating their technology effective January 6, 2005.  We believed that we had not breached the agreement and filed a lawsuit in the Supreme Court of New York, County of New York on January 4, 2005 seeking a declaratory judgment that we have not breached the license agreement between Bit-Arts and us, seeking temporary and permanent injunctive relief and seeking damages resulting from Bit-Arts breaches of the agreement and tortious interference with our customers.  The impact to us if we are unable to successfully resolve this matter is that we will not be able to maintain the current customer base that has a recurring revenue stream, nor would we be able to sell new licenses for any of our products that embedded the Bit-Arts technology.  Historically this had been a majority of our revenues.  In addition, we will not be able to sell our complete product line, or achieve the average selling price we desire.  Further, this may permit competitors to develop competing products while we are developing and/or acquiring licensing rights to alternative technology.  We obtained a temporary restraining order on January 5, 2005, with a hearing set for February 10, 2005 to provide for a temporary injunction.  Bit-Arts removed the case to the United States District Court for the Southern District of New York.  On February 10, 2005, we and Bit-Arts stipulated to the United States District Court, Southern District of New York, that the Action was settled pursuant to a Settlement and Amendment Agreement by and between the parties, and the case was dismissed with prejudice.  The Settlement Agreement released all claims of breach against both parties.  This allowed us to continue to sell and support its products that contain the Bit-Arts technology until December 31, 2005.  After December 31, 2005, Bit-Arts was contractually obligated to service and support our customers who may be currently under a support contract, and we will continue to receive seventy percent (70%) of all revenues generated from Microsoft’s usage of our products that are currently installed for the first six months of 2006, and then after June 30, 2006 until such time as Microsoft discontinues usage of our products, we will receive fifty percent (50%) of all revenues generated from Microsoft’s usage of our products.  After December 31, 2005 we removed all Bit-Arts technology from our products and offerings, and we would not be entitled to any other revenues, with the exception of Microsoft, from the Bit-Arts technologies that we had licensed.  We have developed our own technologies for protecting our customers’ IP that is distributed in electronic format through Portable Format Documents, or PDF’s.  Our VIP solution does not rely on any technologies provided by Bit-Arts, so going-forward this settlement will not impact our offerings.  In addition, the following occurred: (1) Bit-Arts provided us with a modified version of its’ technology that provides the full level of protection required by one of our major customers; (2) Bit-Arts did not receive any payment of royalties for any royalty-bearing product sold by us until a current outstanding receivable from Bit-Arts to us in the amount of $56,573.00 had been extinguished; and (3) we transferred approximately 1.5% out of the 2.69% of stock in Bit-Arts back to Bit-Arts.

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

Based on the bankruptcy proceedings, we had requested that the administrators for Bit-Arts either (i) provide support for our current customers, or (ii) grant us access to the source code escrow for the Bit-Arts technologies so that we may continue to provide support for our current customers.  To date, our requests have not been honored, but we will continue to pursue relief although at this point with the assets of Bit-Arts having been acquired by an undisclosed entity we believe that the likelihood of having our support needs addressed is very remote.  If we are not successful in either obtaining support or access to the source, we have lost and  may lose some of our current customers and their associated royalties.  In addition, with our focus on our new VIP solutions, we believe the impact to our revenues for Bit-Arts related technologies will be minimal.  Our new VIP solutions do not contain any Bit-Arts technologies, so we believe that the outcome of these proceedings will not impact our offerings going-forward.

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

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in the notes to our financial statements.

We prepare our financial statements in accordance with accounting principles generally accepted in the U.S.  In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities.  In many cases, we could reasonably have used different accounting policies and estimates.  In some cases changes in the accounting estimates are reasonably likely to occur from period to period.  Accordingly, actual results could differ materially from our estimates.  To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.  We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.  We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.  Our management has reviewed our critical accounting policies and estimates with our board of directors.

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

Vincera does not recognize revenue for agreements with rights of return, refundable fees, cancellation rights, or acceptance clauses until such rights to return, refund, or cancel have expired or acceptance has occurred.  Currently Vincera offers its customers no legal right of return / refund upon cancellation of the purchase.  However, Vincera accepts returns and refunds money to customers within 30 days of purchase as a matter of business practice.  Vincera does not recognize revenue if it has been notified by the customer its intent to cancel the purchase and seek refund should the cancellation occur within the 30 day window.  Additionally, we offer standard warranty to its customers which includes legal right of refund / cancellation of the contract should we not be able to deliver upon its obligations under the contracts.  Vincera estimates its sales return allowance based on historical experience with customers, its ability to meet all the obligations arising from contracts, and other factors which may be unique to each of the contracts.  As of December 31, 2006 and 2005, Vincera did not have any sales return allowance.

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

Converted Debt

The converted debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force (EITF) No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19,” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19.”

Derivative Financial Instruments

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133.  Derivative financial instruments are recorded as liabilities in the balance sheet, measured at fair value.  When available, quoted market prices are used in determining fair value.  However, if quoted market prices are not available, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The value of the derivative liabilities relating to the warrants issued to purchase the Company’s common stock in our financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions.  As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of the Company’s common stock, the amount of shares converted by common stock holders in connection with the warrants.  Consequently, our financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenues and expenses.  See Note (10) regarding valuation methods used for derivative liabilities.  Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments held by the Company as of December 31, 2006 and 2005, were not designated as hedges.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax amounts and liabilities are determined based on temporary differences between financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in the period that includes the enactment date.  A valuation allowance is recorded for the entire deferred tax asset due to the uncertainty of the net realizable value of the asset.

Customer Concentrations

During years ended 2006, and 2005, the Company experienced a revenue concentration in customers as follows:

	2006	2005
Customer A	47%	55%
Customer B	44%	31%
	91%	86%

The loss of any of these customers could have a materially adverse effect on financial results.

Accounting for Stock Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method.  Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.  The adoption of SFAS 123R resulted in a charge to net loss of approximately $60,453 for the year ended December 31, 2006.  Before January 1, 2006, we accounted for our stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25.

If we had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with SFAS No. 123, net income and earnings per share for the year ended December 31, 2005 would have changed to the pro forma amounts indicated below:

2005
Net loss, as reported	$(3,414,543)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(19,473)
Pro forma net loss	$(3,434,016)
Net loss per share:
Basic and diluted - as reported	$(0.13)
Basic and diluted - pro forma	$(0.13)

For the year ended 2005, the following assumptions were used: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 10 years, and a 25% volatility factor.

Recent Accounting Pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  We must adopt FIN 48 in the first quarter of fiscal 2008, and we do not expect the impact to be material to our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”).  As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. We must adopt FAS 157 in fiscal 2009, and we will be analyzing the possible impact to our financial statements.

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements.  This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

We intend to adopt FSP EITF 00-19-2 beginning in 2007.  The adoption of this FSP will have a material effect upon our financial statements.  The pro forma below shows the effect of the new FSP on the 2006 financial results, had the FSP been effective during 2006:

	As Presented	Adjustment	Pro Forma
Common stock subject to registration rights agreement at fair value	$6,984,908	(6,984,908)	-
Derivative liability, contingent warrants issued with common stock sales	$326,507	(326,507)	-
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	$48,201	(48,201)	-
Total Stockholders’ deficit	$(8,045,305)	7,539,616	(685,689)

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

The following discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Estimates and assumptions are reviewed periodically, and actual results may differ from these estimates under different assumptions or conditions.

Comparisons of the Years Ended December 31, 2006 and 2005

Revenues	December 31,		Variance 2006 vs. 2005
	2006	2005	$	%
Total revenues	$424,550	331,729	92,821	28%
Royalties revenue	$185,183	104,155	81,028	78%
License revenue	$18,000	18,000	-	-%
Service revenue	$221,367	209,574	11,793	6%

Total Revenues.

Revenues increased to $424,550 for the year ended December 31, 2006 from $331,729 for the year ended December 31, 2005, an increase of 28%.  The increase in revenues for the year ended December 31, 2006 was primarily due to an increase in royalties as one customer increased the usage in our protection software, and a slight increase in professional service revenues.  For the year period ended December 31, 2006, our two largest customers accounted for 91% of our total revenues.

Royalty Revenues.

As our customers protect their intellectual property with our products, they may pay us a royalty fee based on the licensing arrangement that we have with each customer.  For the year ended December 31, 2006, the increase in royalties was due to the increased usage of our protection software within one customer.

License Revenues.

We have been focused on developing our new solutions and reducing our dependencies on third party products.  As a result, we did not actively seek new customers until our own internally developed protection technologies in our Vincera Intelligent Protection™ (VIP) product was ready for the market, which we now believe it is ready for the market.  As we make the transition to the enterprise market, we anticipate that the license revenues will increase as we begin to enter into subscription based and perpetual licenses of our product to a wider customer base.

Services Revenues.

The increase in services revenues for the year ended December 31, 2006 compared to the year earlier period was primarily due to professional services rendered to one of our largest customers to expand the functionality of our Vincera Process Improvement™ product, and the maintenance and support revenues.  We expect our services revenues to increase as we move towards the enterprise software model and offer professional services and software support and maintenance services.

Expenses	December 31,		Variance 2006 vs. 2005
	2006	2005	$	%
Research and Development	$926,788	$854,475	72,313	8%
Sales, General and Administrative	$1,659,019	$1,708,976	(49,957)	(3%)
Depreciation and Amortization	$76,858	$526,926	(450,068)	(85%)
Loss on Impairment of Intangibles	$-	$376,938	(376,938)	(100%)
Interest Expense	$542,779	$278,845	263,934	95%

Research and Development.

Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of the existing products, quality assurance and support activities.  Research and development expenses do not include rent or facilities cost because they were immaterial.  For the years ended December 31, 2006 and 2005, research and development expenses were attributable to enhancements for our full product line, which are ongoing.  As a percentage of our total operating expenses, research and development costs accounted for 35% and 25% for the years ended December 31, 2006 and 2005, respectively.  The increase in 2006 is primarily due to commercial licensing costs related to our products.  While we intend to continue to invest in research and development and expect to incur additional expenses for employees and/or consultants as we develop our VIP products and lessen our dependence  we have decreased our reliance on third party royalty bearing, technology in our products.

Sales, General and Administrative.

Sales, general and administrative expenses consist of salaries, benefits, and related costs of our sales, marketing, administrative, finance, business operations and information technology personnel, sales commissions, travel and entertainment expenses, costs of our marketing programs, collateral materials, rent and facilities costs, as well as legal, marketing, and accounting services.  As a percentage of total operating expenses, sales, general and administrative expenses accounted for 62% and 49% for the year periods ended December 31, 2006 and 2005, respectively.

The decrease in sales, general and administrative expenses in the year ended December 31, 2006 over 2005 is due to primarily to a decrease in legal fees and the subordinated debt placement agent fees.

We expect in future periods that the percentage of sales and general and administrative to the total operating expenses will increase and research and development expenses will decrease as a percentage of total operating expenses as we increase our revenues.

Depreciation and Amortization.

The decrease in depreciation and amortization expense for the year ended December 31, 2006 as compared to the same period in 2005 is primarily due to the impairment charge on customer lists and software acquired from the Vincera acquisition in August 2004, resulting in reduced amortization expense.

Loss on Impairment of Intangibles.

The majority of our revenues come from a limited number of customers, some of which we acquired with the purchase of Vincera Software, Inc.  Due to the uncertainty of continued relationships and cash flows from these acquired customers, we deemed the relationships acquired to be impaired and expensed the remaining balance of the asset in 2005.  Also, due to the limited number of customers using the software we acquired in the same transaction, we expensed a major portion of the software acquired.  We will review the remaining assets for impairment as circumstances change.  There were no impairment charges taken in 2006.

Interest Expense.

Interest expense increased in the year ended December 31, 2006 as compared to the same period in 2005 primarily due to the amortization expense of issuance costs related to our private placement and subordinated notes conversions.  We anticipate that the interest expense will remain level until the remaining issuance costs are expensed in the coming year and then decrease, if we are successful in obtaining the conversion of more of the subordinated notes payable.

Provision for Income Taxes and Net Operating Losses.

We have incurred operating losses for all fiscal years from inception through December 31, 2006, and therefore have not recorded a provision for income taxes.  We have recorded a valuation allowance for the full amount of our deferred tax assets, which are primarily net operating loss carryforwards, because of the uncertainty regarding the realization of these carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $2,268,470 in the year ended December 31, 2006, as compared to $2,170,905 in the year ended December 31, 2005 due to losses incurred in those periods.

Net cash used in investing activities was approximately $25,529 and $20,280 for the years ended December 31, 2006 and 2005, respectively.  Net cash used in investing activities for 2006 and 2005 relates to the purchase of computer equipment.

Net cash provided from financing activities was approximately $2,736,146 and $1,423,603, in for the years ending December 31, 2006 and 2005, respectively.  Our financing activities consisted primarily of short term promissory notes converted to common stock, and our private placement.  We had to raise additional funding during 2006 and 2005 to finance the net cash used by operating and investing activities.

We will run out of cash in April 2007 if we do not secure additional capital or do not generate sufficient cash through operations.  In the event we are unable to raise additional funds, we will be forced to cease operations and file for protection under bankruptcy laws.  As of March 26, 2007, we have approximately $84 thousand in cash and cash equivalents.

We have experienced operating losses since inception because of efforts to market and develop our products.  There can be no assurance that we will ever achieve or sustain profitability or positive cash flow from our operations.

To date, we have funded our activities primarily through private equity offerings, which have included sales of common and preferred stock, and the issuance of promissory notes payable.

These factors, among others, raise substantial doubt about our ability to continue as a going concern, and our auditors included a going concern paragraph in connection with our financial statements for the years ended December 31, 2006 and 2005  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To address our cash needs, we have engaged an investment banker which is currently in the process of raising funds through a private placement.  We intend to raise up to $10.225 million.  At the intended maximum raise of $10.225 million, the Company will obtain approximately $8.9 million in net proceeds.  There can be no assurance that we will be successful in raising additional funds.

We have received net cash proceeds of approximately $3.8 million through the private placement as of December 31, 2006.

We are currently seeking consents and waivers from holders of approximately $650 thousand of Subordinated Notes to convert their principal and accrued interest into shares of our common stock at $0.36 per share.  We are also seeking consent and waiver from a holder of approximately $360 thousand of Promissory Notes to convert the principal and interest into shares of our common stock at $0.36 per share.  If we are unable to receive consent from all note holders, we would seek to renegotiate the terms and conditions of those notes, and the failure to do so could result in more lawsuits and would have a material adverse affect upon us.

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

Our independent registered public accounting firm  has stated in their report included elsewhere in this Annual Report that we have incurred losses from operations and have limited working capital that raise substantial doubt about our ability to continue as a going concern.  We hope to continue to fund operations through additional debt and equity financing arrangements that we believe may be sufficient to fund our capital expenditures, working capital, and other cash requirements for the year ending December 31, 2007.  The successful outcome of future financing activities cannot be determined at this time and there are no assurances that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2006 and 2005.

Item 7.

Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Vincera, Inc.:

We have audited the accompanying balance sheets of Vincera, Inc. (the Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred operating losses since inception and has a stockholders’ deficit of $8,045,305 which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

March 23, 2007

Austin, Texas

VINCERA, INC.
Balance Sheets
As of December 31, 2006 and 2005
	2006	2005
Assets
Cash and cash equivalents	$582,218	140,071
Accounts receivable, net	35,204	17,000
Other current assets	38,631	15,612
Property and equipment:
Computer equipment and software	67,632	77,230
Furniture and fixtures	13,860	3,500
Total property and equipment	81,492	80,730
Less accumulated depreciation and amortization	(48,699)	(53,178)
Net property and equipment	32,793	27,552
Issuance costs, net of amortization	280,281	186,809
Software acquired, net of amortization	42,431	99,000
Total assets	1,011,558	486,044
Liabilities
Accounts payable and accrued liabilities	152,118	375,924
Accounts payable, related party	69,650	14,096
Note payable, related parties	220,876	220,876
Deferred rent payable	-	2,075
Deferred revenues	20,396	23,396
Notes payable	360,000	-
Accrued interest payable	224,207	215,315
Subordinated notes payable	650,000	800,000
Common stock, 19,402,530 and 10,615,909 issued and outstanding at December 31, 2006 and 2005, respectively, subject to registration rights agreement, at fair value	6,984,908	4,052,319
Derivative liability, contingent warrants issued with common stock sales	326,507	96,149
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	48,201	41,803
Total liabilities	9,056,863	5,841,953
Stockholders’ deficit:
Series A convertible preferred $.001 par value, 30,000,00 authorized, 1,807,588 and 2,869,285 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,808	2,869
Additional paid-in-capital – Series A Preferred	901,970	1,431,757
Common Stock, $.001 par value, 100,000,000 shares authorized and 51,683,117 and 31,155,974 and shares issued and outstanding at December 31, 2006, and 2005, respectively	32,282	31,156
Additional paid-in-capital	5,968,453	5,347,233
Note receivable from shareholders for purchase of stock	(6,250)	(6,250)
Accumulated deficit	(14,943,568)	(12,162,674)
Total stockholders’ deficit	(8,045,305)	(5,355,909)
Total liabilities and stockholders' deficit	$1,011,558	486,044

See accompanying notes to financial statements

VINCERA, INC.
Statements of Operations
For the Years Ended December 31,
	2006	2005
Revenues:
Royalties	$185,183	104,155
Licenses	18,000	18,000
Services	221,367	209,574
Total revenues	424,550	331,729
Expenses:
Research and development	926,788	854,475
Sales, marketing, general and administrative	1,659,019	1,708,976
Loss on impairment of intangibles	-	376,938
Depreciation and amortization	76,858	526,926
Total operating expenses	2,662,665	3,467,315
Loss from operations	(2,238,115)	(3,135,586)
Interest and other income (expense), net	(542,779)	(278,957)
Net loss	$(2,780,894)	(3,414,543)

Basic and diluted loss per share	$(0.09)	(0.13)
Weighted average common shares outstanding:
Basic and fully diluted	32,125,797	27,286,747

See accompanying notes to financial statements

VINCERA, INC.
Statements of Stockholders' Deficit
Years Ended December 31, 2006 and 2005

	Preferred Stock			Common Stock
	Shares	Par	APIC	Shares	Par	APIC	Shareholder Loans	Retained Deficit	Total Equity
Balances at December 31, 2004	9,923,062	$ 9,923	$ 4,951,592	24,072,822	$ 24,072	$ 1,825,959	$ (6,250)	$ (8,748,131)	$ (1,942,835)
Sales of common stock	-	-	-	29,375	30	1,439	-	-	1,469
Common stock issued in exchange for preferred stock	(7,053,777)	(7,054)	(3,519,835)	7,053,777	7,054	3,519,835	-	-	-
Net loss	-	-	-	-	-	-	-	(3,414,543)	(3,414,543)
Balances at December 31, 2005	2,869,285	$ 2,869	$ 1,431,757	31,155,974	$ 31,156	$ 5,347,233	$ (6,250)	$ (12,162,674)	$(5,355,909)
Common stock issued in exchange for preferred stock	(1,061,697)	(1,061)	(529,787)	1,061,697	1,061	529,787	-	-	-
Common stock issued in legal settlement	-	-	-	90,000	90	32,310	-	-	32,400
Repurchase of stock options exercised, not vested	-	-	-	(27,084)	(25)	(1,330)	-	-	(1,355)
Share based compensation expense	-	-	-	-	-	60,453	-	-	60,453
Net loss	-	-	-	-	-	-	-	(2,780,894)	(2,780,894)
Balances at December 31, 2006	1,807,588	$ 1,808	$ 901,970	32,280,587	$ 32,282	$ 5,968,453	$ (6,250)	$ (14,943,568)	$ (8,045,305)

See accompanying notes to financial statements

VINCERA, INC.
Statements of Cash Flows
Years Ended December 31,
		2006	2005
Cash flows from operating activities:
Net loss		$(2,780,894)	$(3,414,543)
Adjustments to reconcile net loss to net cash used in operating activities
Non cash adjustments:
Share based compensation expense		60,453	83,262
Common stock and warrants issued to placement agent		23,552	-
Loss on impairment write-down of intangibles		-	526,926
Depreciation and amortization		76,857	376,938
Amortization of issuance costs		500,847	-
Changes in operating assets and liabilities:
Accounts receivable		(18,204)	(15,482)
Other current assets		(23,019)	20,988
Accounts receivable related party		-	52,785
Accounts payable and accrued liabilities		(191,406)	260,307
Accounts payable, related party		55,554	(38,689)
Deferred rent payable		(2,075)	(4,150)
Deferred revenue		(3,000)	10,996
Interest payable		32,865	(30,243)
Net cash used in operating activities		(2,268,470)	(2,170,905)
Cash flows from investing activities:
Purchases of property and equipment		(25,529)	(20,280)
Net cash used in investing activities		(25,529)	(20,280)
Cash flows from financing activities:
Proceeds from notes payable, related party		-	40,000
Proceeds from notes payable		360,000	191,000
Proceeds from (redemption) sales of common stock		(1,355)	1,469
Proceeds from sale of common stock subject to registration rights agreement, net of issuance costs		2,377,501	1,191,134
Net cash provided by financing activities		2,736,146	1,423,603
Net increase (decrease) in cash and cash equivalents		442,147	(767,582)
Cash and cash equivalents at beginning of period		140,071	907,653
Cash and cash equivalents at end of period		$582,218	$140,071

Cash paid for interest		$-	$24,326
Cash paid for income taxes		$-	$-

Supplemental disclosure of non-cash financing activities:
Common stock issued in conversion of preferred stock		$530,848	$3,536,889
Common stock subject to registration rights agreement issued for conversion of subordinated notes payable and accrued interest		$173,973	$1,770,455
Common stock subject to registration rights agreement issued for conversion of convertible notes payable and accrued interest		$-	$997,071
Common stock subject to registration rights agreement issued for conversion of notes payable and accrued interest	$		$194,821
Common stock issued in legal settlement		$32,400	$-

See accompanying notes to financial statements.

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

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

The software offering, Vincera Intelligent Protection™, or VIP, enables document security and distribution monitoring of the documents that allows clients to protect, monitor, measure and manage the distribution of intellectual property and other sensitive data in a process labeled as “business friendly distribution," because businesses are in charge of applying the appropriate security level and deciding how they use the resulting information.  The Company’s other software product, Vincera Process Improvement™, or VPI, also allows their clients to monitor businesses' end-user web-based behavior, subsequently delivering predictive analytics that enable businesses to retain, upsell, and ensure the compliance of existing customers.

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

(2)

Summary of Significant Accounting Policies

(a)

Basis of Accounting

These financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles whereby revenues are recognized in the period earned and expenses when incurred.  The balance sheet has been changed to a non-classified presentation.  Certain prior year balances have been reclassified to conform to the 2006 presentation.

(b)

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2006 and 2005, the Company’s cash equivalents consisted of money market funds.

(c)

Financial Instruments and Credit Risk

Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents.  Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk.  Although the balances in these accounts exceed the federally insured limit from time to time, the Company has not incurred losses related to these deposits.  Cash equivalents consist of money market accounts and are typically held in accounts with investment brokers or banks which are secured with high quality short maturity investment securities.

The amounts reported for cash and cash equivalents, notes payable, accounts payable, accrued liabilities, and line of credit are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(2)

Summary of Significant Accounting Policies (continued)

(d)

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation.  Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the asset.  Depreciation and amortization for equipment and computer software typically ranges from 2 to 5 years.  Leasehold improvements are depreciated over the shorter of the life of the respective leases or the assets.  Repairs and maintenance are expensed as incurred.  Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time.  Depreciation expense was $20,289 and $19,266 for the years ended December 31, 2006 and 2005, respectively.

 (e)

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

(f)

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

(g)

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

Services include installation, basic consulting, as well as software customization and modification to meet specific customer needs.  Professional service fees that are provided under long-term contracts to install and customize software developed by the Company or third parties are recognized using the percentage of completion method.  Progress to completion is measured using costs incurred or milestones achieved compared to the estimated total costs or contract milestones.  Provisions for

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

 (2)

Summary of Significant Accounting Policies (continued)

(g)

Revenue Recognition (continued)

estimated losses under the percentage of completion method are made for the entire loss in the period in which they become evident.  Revenue allocated to training and consulting service elements is recognized as the services are performed.  The Company’s consulting services are not essential to the functionality of its products as: (i) such services are available from other vendors; and (ii) the Company has sufficient experience in providing such services.  Maintenance fees include technical support, bug fixes, and rights to upgrade on when-and-if-available basis associated with software licenses.  These fees are collected in advance and recognized ratably over the maintenance period.  Unrecognized maintenance fees are included in deferred revenue.

(h)    Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on temporary differences between financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in the period that includes the enactment date.  A valuation allowance is recorded for the entire deferred tax assets due to the uncertainty of the net realizable value of the asset.

(i)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the prospective-transition method.  Under this transition method, compensation expense recognized during the years ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified-prospective-transition method, results for prior periods have not been restated.  Before January 1, 2006, the Company accounted for its stock options using the intrinsic value method under “Accounting Principles Board Opinion No. 25.”

(j)

Converted Debt

The converted debt and the related warrants have been accounted for in accordance with Emerging Issues Task Force (EITF) No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” EITF 05-02 “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19,” and EIFT 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19.”

 (k)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, which consist primarily of equipment and software, customer lists acquired and software acquired for impairment according to whenever events and changes in circumstances indicate.  Equipment and software is carried at cost less accumulated depreciation.  We assess these assets for recoverability in accordance with the provisions of statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144 and SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS 142.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(2)

Summary of Significant Accounting Policies (continued)

(k)

Impairment of Long-Lived Assets (continued)

changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors.  If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

At December 31, 2005, the Company performed an impairment analysis.  The Company determined that the customer relationships and software acquired in August 2004 were impaired.  The Customer relationships were fully impaired due to the uncertainty of continued future relationships and the expected cash flows.  Based on a discounted cash flow analysis prepared by the Company, an expense of $216,853 was recognized for the impairment of customer lists acquired and $310,073 expense was recognized for software acquired for the year ended December 31, 2005.  No significant impairments of long-lived assets were recorded in 2006.

(l)

Intangible Assets

The Company capitalizes costs related to software developed by third parties that were not acquired in a business combination.  Intangible assets were being amortized using the straight-line method over the contractual license period for licensed technology.  Intangible assets from the acquisition of customer relationships and software are being amortized using the straight-line method over three years.  During the twelve months ending December 31, 2006 and 2005, amortization totaled $0 and $154,895, respectively, for customer relationships and $56,568 and $292,195, respectively, for software acquired.  The remaining net book value of acquired software will be amortized in 2007.

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

(m)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximates their fair values due to their short maturities.

(n)

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

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(2)

Summary of Significant Accounting Policies (continued)

(n)

Loss per Common Share (continued)

Incremental common shares attributable to the exercise of outstanding options and warrants totaling 13,383,152 and 4,318,956 as of December 31, 2006 and 2005, respectively, were excluded from the computation of diluted loss per share because the effect would be antidilutive.

	2006	2005
Warrants	9,423,103	561,160
Stock options	3,960,049	3,757,796
Totals	13,383,152	4,318,956

(o)

Customer Concentration

During years ended 2006 and 2005, the Company experienced a revenue concentration in customers as follows:

	2006	2005
Customer A	47%	55%
Customer B	44%	31%
	91%	86%

The loss of these customers could have a materially adverse affect on financial results.

 (p)

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	2006	2005
Legal and settlement fees	$20,301	$135,000
Broker fees and commissions	-	124,000
Accounts payable and other accruals	131,817	116,924
Total accounts payable and accrued liabilities	$152,118	$375,924

(q)

Derivative Financial Instruments

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in Common Stock.”  Derivative financial instruments are recorded as liabilities in the balance sheet, measured at fair value.  When available, quoted market prices are used in determining fair value.  However, if quoted market prices are not available, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The value of the derivative liabilities relating to the warrants issued to purchase the Company’s common stock in our financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions.  As a result, our quarterly financial statements may fluctuate from quarter to quarter based on factors, such as the trading value of the Company’s common stock and the amount of shares converted by common stock holders in connection with the warrants.  Consequently, our financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenues and expenses.  See Note (7) regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  No financial instruments held by the Company as of December 31, 2006 and 2005 were designated as hedges.

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(2)

Summary of Significant Accounting Policies (continued)

(r)

Advertising Costs

The Company has incurred advertising, marketing and promotion costs as part of the sales efforts to market its products and services.  These costs include trade shows, public relations, print advertising, and promotional items.  For the years ended December 31, 2006 and 2005, the Company incurred approximately $137,051 and $11,961 of advertising costs, respectively.

(s)

Recently Issued Accounting Pronouncements

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  The Company must adopt FIN 48 in the first quarter of fiscal 2007, and management currently does not expect the impact to be material to its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”).  As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable.  The Company must adopt FAS 157 in fiscal 2008, and management currently does not expect the impact to be material to its financial statements.

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements.  This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements.  This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

The Company intends to adopt FSP EITF 00-19-2 beginning in 2007.  The adoption of this FSP will have a material effect upon the Company’s financial statements.  The pro forma below shows the effect of the new FSP on the 2006 financial results, had the FSP been effective during 2006:

	As Presented	Adjustment	Pro Forma
Common stock subject to registration rights agreement at fair value	$6,984,908	(6,984,908)	-
Derivative liability, contingent warrants issued with common stock sales	$326,507	(326,507)	-
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	$48,201	(48,201)	-
Total Stockholders’ deficit	$(8,045,305)	7,539,616	(685,689)

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(3)

Liquidity and Capital Resources

The Company will deplete its cash in April 2007 if it does not secure additional capital or does not generate sufficient cash through operations.  In the event the Company is unable to raise additional funds, it will be forced to cease operations and file for protection under bankruptcy laws.  As of March 26, 2007, the Company has approximately $84 thousand of cash and cash equivalents.

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern, and the Company’s auditors included a going concern paragraph in connection with the Company’s financial statements for the year ended December 31, 2006.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has received net cash proceeds of approximately $4.1 million through the private placement as of December 31, 2006.

The Company is currently seeking consents and waivers from holders of approximately $650 thousand of Subordinated Notes to convert their principal and accrued interest into shares of Company common stock at $0.36 per share.  The Company is also seeking consent and waiver from a holder of approximately $360 thousand of Promissory Notes to convert the principal and interest into shares of Company common stock at $0.36 per share.  If the Company is unable to receive consent from all note holders, the Company would seek to renegotiate the terms and conditions of those notes, and the failure to do so could result in more lawsuits and would have a material adverse affect upon the Company, possibly resulting in bankruptcy.

(4)

Commitments and Contingencies

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business.  Although the resolution of these matters is not currently known, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

The Company settled a lawsuit that it filed against Bit-Arts after the Company was notified by Bit-Arts that it believed the Company was in default of the license agreement between the Company and Bit-Arts.  The Settlement Agreement released all claims of breach against both parties.  This settlement required the Company to remove the Bit-Arts technology from all of its products with the exception of one customer, and requires the Company to pay Bit-Arts 50% of the royalty revenue generated from this one customer, Microsoft Corporation.  At the end of 2005, the Company was notified by the Administrators that the assets of Bit-Arts were sold to an undisclosed party.  The Company’s new VIP solutions do not contain any Bit-Arts technologies, so the Company believes that the outcome of these proceedings will not impact the Company’s offerings going-forward.  The Company has accrued $59,742 of royalties payable to Bit-Arts as of December 31, 2006 as accounts payable, related party on the balance sheet.

Scott McAllister, one of the Company’s shareholders, filed a lawsuit against the Company in the 261st Judicial District Court in Travis County, Texas, on January 14, 2005, asserting that the Company breached an alleged oral contract, promissory estoppel, and fraud in a 2003 stock transaction.  On June 6, 2005, the lawsuit was amended by the plaintiffs to include Mr. Mark Eshelman, the Company’s current Director of

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(4)

Commitments and Contingencies (continued)

Litigation (continued)

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

On May 4, 2006, the Company was served with three lawsuits by three of its subordinated promissory note holders.  The plaintiffs are: Agincourt, L.P., Charles M. Gray, and Thomas G. Reagan, and each lawsuit asserts a claim for breach of contract, alleging that the Company has failed to pay the principal and interest due and owing under each of the three subordinated promissory notes issued to these plaintiffs.  The lawsuits claim that the principal and interest under each note was due and payable in July 2005, and the Company has failed to pay the notes when due.  The Agincourt, L.P. lawsuit alleges a principal amount due and owing of $100,000, and the Gray and Reagan lawsuits allege a principal amount due and owing of $50,000 each.  Each of the lawsuits also seeks to recover interest on the principal amount of 10%, plus all reasonable and necessary attorneys’ fees and costs.  The lawsuits are styled, Agincourt, LP v. Vincera Inc., f/k/a Smarte

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(4)

Commitments and Contingencies (continued)

Litigation (continued)

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

At December 31, 2005 the Company had accrued approximately $135,000 for settlement and legal expenses related to these actions and paid approximately $133,000 to settle these actions during 2006.  At December 31, 2006 the Company had no accruals related to pending legal actions.

Operating Leases

In February 2006, the Company entered into a two-year lease for office space, and future minimum payments are $90,300 in 2007 and $7,525 in 2008.  Rent expense was approximately $88,998 and $42,275 for the years ended December 31, 2006 and 2005, respectively.

(5)

Income Taxes

As a result of accumulated net operating losses, the Company has not recorded a provision for income taxes.  The components of the deferred tax assets and related valuation allowance are primarily the result of net operating loss carryforwards for both financial and income tax of approximately $10.8 and $8.1 million at December 31, 2006 and 2005 respectively.

In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.  Due to the uncertainty surrounding the realization of the benefits of its tax attributes, including net operating loss carryforwards, in future tax returns, the Company has provided a 100% valuation allowance on its deferred tax assets.  The valuation allowance increased by approximately $1 million and $850 thousand during the years ended December 31, 2006 and 2005, respectively.

The net operating loss carryforward will begin to expire in 2019 if not utilized.  The Internal Revenue Code Section 382 limits net operating loss and tax credit carryforwards when an ownership change of more than fifty percent of the value of the stock in a loss corporation occurs within a three-year period.  Accordingly, the ability to utilize remaining net operating loss and tax credit carryforwards may be significantly restricted with the Vincera Software, Inc. acquisition and subsequent equity transactions.

(6)

Notes Payable

Subordinated Notes Payable

During June through August of 2004, the Company issued $2,429,710, in Subordinated Promissory Notes (Subordinated Notes).  The Subordinated Notes carry an interest rate of 10%, are subordinate to the other credit agreements and trade payables of the Company, and have maturity dates of one year from their respective issuance dates.  The Subordinated Notes are subject to a Security Agreement whereby the Company has granted a security interest in certain collateral to secure the payment of the Subordinated Notes and other obligations.  Concurrent with the issuance of the Subordinated Notes, the Company had issued Stock Purchase Warrants equal to 7% of the principal amount of the Notes to purchase Common Stock in the Company.  Each warrant holder shall have the right to purchase Common Stock of the Company from time to time on and before the earlier of (i) immediately prior to the consummation of a best efforts commitment, underwritten public offering or (ii) until the third anniversary date following the grant date of each Stock Purchase Warrant.  Each Stock Purchase Warrant shall expire and be of no further force or effect upon the earliest of (i) the third anniversary date following the grant date of each Stock Purchase Warrant, (ii) twelve (12) months following the consummation of a best efforts commitment, underwritten public offering (“Public

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(6)

Notes Payable (continued)

Subordinated Notes Payable (continued)

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

From June to August 2005, the Subordinated Notes matured, but were not repaid by the Company and were in default.  From September 2005 through December 2006, the Company received consents from certain holders of the Subordinated Notes to convert the principal and interest to shares of the Company’s common stock at $0.36 per share by canceling their indebtedness.  Each note holder received the following:

(1)

Conversion of principal and interest into common shares at $0.36 per share and as compensation to the placement agent, we issued common stock shares equal to approximately 1% of the converted amount.  These common shares are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.  (Note 3)

(2)

Each investor also received a warrant to purchase common shares representing fifty percent of their investment at an exercise price of $0.50 per share.  These warrants expire 18 months from the date of the Company’s final close of the private placement.

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

(5)

The Company also paid cash to the placement agent of 7% of the converted amount and legal fees.

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

The Subordinated Notes converted into shares of common stock for the years ended December 31, 2006 and 2005 are presented in the table below and the numbers correspond to the list above:

		2006		2005		All Conversions
		Shares	Value Converted	Shares	Value Converted	Shares	Value Converted
Common stock issued	(1)	483,258	$173,973	4,917,930	$1,770,455	5,401,188	$1,944,428
Common stock issued to placement agent	(1)	4,833	$1,740	49,179	$17,704	54,012	$19,444
Warrants issued	(2)	241,649	$2,416	2,458,965	$24,590	2,700,614	$27,006
Warrants issued to placement agent	(3)	33,828	$1,691	344,255	$17,213	378,083	$18,904
Warrants issued to placement agent	(4)	19,330	$-	196,717	-	216,047	$-
Placement fees	(5)		$(13,000)		$(124,000)		$(137,000)

Common stock subject to registration rights	(6)	488,091	$175,713	4,967,109	$1,788,159	5,455,200	$1,963,872
Warrants issued with conversions	(7)	294,807	$4,107	2,999,937	$41,803	3,294,744	$45,910

Principal debt at beginning of period			$800,000		$2,429,710		$2,429,710
Principal debt converted			$(150,000)		$(1,629,710)		(1,779,710)
Principal debt at ending of period			$650,000		$800,000		$650,000

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(6)

Notes Payable (continued)

Subordinated Notes Payable (continued)

One note holder with a principal amount of $100,000 requested repayment of the note in cash.  The Company paid approximately $56,370 in principal and interest to the holder during 2005, and the remaining $50,000 was purchased by another investor and converted in the first quarter of 2006.

The shares of common stock issued in 2005 and 2006 through the sale of these securities, and through the conversion of notes payable are subject to an agreement to register these shares.  As the registration of common stock is not within the control of the Company, and the potential damages for failure to register are material, these shares have been recorded as a liability in accordance with EITF 00-19.  These instruments were measured at fair value and will be marked to market each quarter with the change in fair value recorded in the income statement based on fair value of the Company’s common stock.

In August and September 2006, the Company issued two notes to a current investor with principal amounts of $100,000 and $260,000 maturity dates of August 2007 and September 2007, respectively, an interest rate of 10%, with similar terms as other short-term promissory note holders.  The Company will seek to have the holder convert the principal and interest into shares of our common stock at a per share price of $0.36 on or before the Final Close of its private placement.

Note Payable Related Party

On November 2, 2005 an Officer of the Company issued a note with a principal amount of $40,000 and a maturity date of the initial close of the escrow account for the private placement, or in any event not later than November 30, 2005.  The note carries an interest rate of 6.375% with similar terms as the other short-term promissory note holders.  The note also provides for a warrant for 30,560 shares of the Company’s common stock at an exercise price of $0.50 per share with an expiration date of 18 months from the date of the final closing of the private placement.  The fair value of this warrant has been aggregated with the warrants issued to other related parties as described below.  This note has not been repaid or converted to common stock and the Company is accruing interest per the note agreement.  The Company intends to pay this note on or before the final close of the private placement.

During 2005, five investors issued short-term notes payable to the Company totaling $194,821. These notes were converted into 541,170 shares of common stock valued at $0.36 per share and 198,487 warrants valued at $0.01.  These warrants have been valued using the Black-Scholes model with the following assumptions: exercise price of $ 0.50; dividend yield rate of 0%, volatility factor of 25%, and risk free interest rate of 4.25% and a term of 18 months.

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

 (7)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each common stockholder is entitled to one vote per share of common stock owned.  During the years ended December 31, 2006 and 2005, the Company issued 7,503,496 and 3,027,698, respectively, of shares of common stock in nine closes of the Company’s private placement.

 The following list contains additional terms of the private placement and the numbers correspond to the tables below the list:

(1)

Common shares were purchased at $0.36 per share.  As compensation to the placement agent the Company issued common stock shares equal to approximately 1% of the converted amount. These common shares are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.  (Note 3)

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(7)

Common Stock (continued)

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

(5)

The Company also paid placement costs of 7% to the placement agent and legal fees.

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

The following table presents the summary of the interim closes of the private placement for the years ended December 31, 2006 and 2005:

		2006		2005
		Shares	Value	Shares	Value
Common stock sales	(1)	7,503,496	$2,701,259	3,027,698	$1,089,971
Common stock issued to placement agent	(1)	75,034	$27,012	30,277	$10,900
Contingent warrants issued	(2)	1,875,874	$206,346	756,925	$83,262
Placement agent warrants - W1	(3)	525,244	$26,262	211,939	$10,597
Placement agent warrants - W2	(4)	254,194	$ -	121,108	$-
Placement and legal expenses	(5)		$(326,357)		$(103,547)
Net cash received			$3,084,126		$986,424
Common stock subject to registration rights		7,578,530	$2,728,271	3,057,975	$1,100,871
Contingent warrants issued with common stock sales		2,655,312	$232,608	1,089,972	$93,859

The shares of common stock issued in 2005 and in 2006 through the sale of these securities in the private placement, and through the conversion of notes payable are subject to an agreement to register these shares.  As the registration of common stock is not within the control of the Company, and the potential damages for failure to register are not immaterial, these shares have been recorded as a liability in accordance with EITF 00-19.  These instruments were measured at fair value and will be marked to market each quarter with the change in fair value recorded in the income statement based on fair value of the Company’s common stock.

These common shares, with the exception of the shares issued for the conversion of preferred stock, are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.  The Company was also required to issue penalty warrants in an aggregate of 2,632,799 shares of common stock to the purchasers of the common stock should the Company be unable to comply with the registration statement timeline defined in the

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(7)

Common Stock (continued)

common stock agreement.  These warrants have been valued at $326,467 using the Black-Scholes model with the following assumptions: exercise prices of $0.36 to $0.50 per share; dividend yield rate of 0%, volatility factor of 25%, and risk free interest rate of 4.25% and at terms of 18 to 60 months.

Additionally, during the years ended December 31, 2006 and 2005, the Company issued the following shares of common stock noted in the table below:

		2006	2005
Common stock exchanged for preferred stock	(1)	1,061,697	7,053,777
Common stock issued in legal settlement	(2)	90,000	-
Repurchase of unvested stock option exercises	(3)	(27,084)	-
Sales of common stock		-	29,375
Total common stock issued not subject to a registration rights agreement		1,124,613	7,083,152

1.

Shares of common stock through sales, conversion of preferred stock (Note 7), and conversion of debt (Note 5).

2.

During May 2006, the Company issued 90,000 shares of fully vested common stock to a former officer of the Company to settle a lawsuit.  The fair market value of the stock was $32,400.

3.

Also, during 2006, a former officer and an employee of the Company exchanged 27,084 shares of exercised, but unvested common stock options at the original exercise price of the options totaling approximately $1,355.

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

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(8)

Preferred Stock (continued)

The Company is authorized to issue up to 30,000,000 shares of preferred stock, of which 15,000,000 shares have been designated as Series A Convertible Preferred Stock.

In conjunction with the Company’s private placement and the filing of the Company’s Form 10-SB, the Company has sought and received the consent of the holders of 8,115,474 shares of the Series A Preferred Stock to convert into 8,115,474 shares of the Company’s common stock, of which 1,061,697 was converted during the year ended December 31, 2006.  These shareholders continue to hold warrants to purchase 2,154,028 shares of Series A Preferred Stock.  These warrants do not have any contractual registration rights.

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

Under the Plan, stock bonuses and restricted stock awards in the form of shares of common stock may be issued directly to employees, members of the Board of Directors, or other individuals.  Shares of common stock issued as stock bonuses may vest immediately, or in one or more installments, at the discretion of the Board of Directors.  Recipients of stock bonuses and restricted stock awards have full stockholder rights with respect to any shares of common stock issued, regardless of whether such shares are vested.  During the years ended December 31, 2006 and 2005, no shares of common stock were issued as stock bonuses or restricted stock awards.

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

A total of 1,625,000 options were issued during the year ended December 31, 2006.

Prior to the approval of the Plan, the Company issued stock options through the direct actions of the Board of Directors.  Options representing a total of 2,707,000 shares as of December 31, 2006 and 2005 were issued in this manner, outside of the Plan.

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(9)

Common Stock Option/Stock Incentive Plan (continued)

Under the Company’s Plan, of the 9,000,000 shares that are authorized to be issued, the Company has:

•

Options to purchase 3,516,250 shares of the Company’s common stock have been issued under the Plan and are outstanding as of December 31, 2006;

•

The Company may issue up to an additional 3,507,292 options, stock bonus awards or restricted stock awards (including as a result of options to purchase 6,857,272 shares that were granted under the Plan, have expired and are available for future grants under the Plan); and

•

Options to purchase 1,976,458 shares have been exercised and are no longer available for future grants.

A summary of activity in common stock options for the year ended December 31, 2006 and year ended December 31, 2005 is as follows, and includes options granted through the Plan and outside the Plan:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding December 31, 2005	6,267,000	$0.001-$0.36	$0.06
Options granted	1,625,000	$0.36	$0.36
Options exercised	-	-	-
Options forfeited	(1,668,750)	$0.05 - $0.36	$0.28
Options outstanding December 31, 2006	6,223,250	$0.001-$0.36	$0.07

The following is a summary of options outstanding and exercisable at December 31, 2006:

	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
Vested	3,960,049	4.3	$0.06
Unvested	2,263,201	8.9	$0.27
Total Outstanding	6,223,250	6.1	$0.13

Compensation expense related to the Company’s share-based awards during the year ended December 31, 2006 was $60,453.  The fair value of the options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended 2006: risk free interest rate of 4.25% to 4.75%, dividend yield of 0%, weighted-average life of options of 5 to 10 years, and a 25% volatility factor.  For the year ended 2005, the following assumptions were used: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 10 years, and a 25% volatility factor.  The weighted-average per share grant date fair value for the year ended December 31, 2006 was $0.17.

The pro forma expense for the Company’s share based awards for the year ended December 31, 2005 and the effect on net loss and earnings per share is as follows:

Year Ended December 31, 2005
Net loss, as reported	$(3,414,543)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(19,473)
Pro forma net loss	$(3,434,016)
Net loss per share:
Basic and diluted - as reported	$(0.13)
Basic and diluted - pro forma	$(0.13)

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(9)

Common Stock Option/Stock Incentive Plan (continued)

At December 31, 2006, there was approximately $297,617 of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan.  The expense is expected to be recognized over a weighted-average period of 4.2 years.  The intrinsic value of shares outstanding as of December 31, 2006 was zero.

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

At December 31, 2005, the Company performed an impairment analysis.  The Company determined that the customer relationships and software acquired in August 2004 were impaired.  The Customer relationships were fully impaired due to the uncertainty of continued future relationships and the expected cash flows.  Based on a discounted cash flow analysis prepared by the Company, an expense of $216,853 was recognized for the impairment of customer lists acquired and $310,073 expense was recognized for software acquired for the year ended December 31, 2005.  No significant impairments of long-lived assets were recorded in 2006.

(12)

Related Party Transactions

As a condition of the Vincera Software, Inc. acquisition, the Company assumed notes payable to certain former officers and employees of Vincera Software, Inc. for deferred compensation totaling $192,876.  Subsequent to the acquisition, the same officers and employees exercised common stock options totaling $12,000 which were offset against the notes, leaving a balance due of $180,876.  The Company is currently in default on these notes. The notes provides for a 1.5% interest rate per month as long as the notes remain unpaid.  The Company recorded interest expense of  $37,593 and $11,763 for the years ended December 31, 2006 and 2005, respectively, making $229,832 the total balance due on the notes at December 31, 2006.  Upon default, per the note agreements, the Company began accruing interest on these notes.  The Company intends to pay these notes on or before the final close of the private placement.

VINCERA, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2006 and 2005

(12)

Related Party Transactions (continued)

During the years ended December 31, 2006 and 2005 the Company made no royalty payments to Bit-Arts. The Company recorded royalty expense of approximately $55,554 and $17,884 in royalties’ payable for the years 2006 and 2005, respectively.

The Company had advanced amounts totaling $56,573 representing the payment of salaries, rent and other operating costs of Bit-Arts in 2003.  Payments of additional royalty amounts were being held until settlement of the outstanding receivable from Bit-Arts.  As of June 30, 2005 the royalties payable to Bit-Arts exceeded the $56,573 owed to the Company.  In September 2005, $56,573 of the payable to Bit-Arts was offset to eliminate the Bit-Arts receivable.

Convertible Promissory Notes Payable

One director participated in the convertible promissory notes for $874,000 that was converted into Series A Preferred Shares in 2003 (Note 8).  These shares were subsequently converted into shares of our common stock in 2005.  One director participated in the Convertible Promissory Notes for $250,000, which was converted into shares of our common stock in 2005 (Note 6).  The directors had agreed to the same terms and conditions as the other participants.

(13)

Quarterly Results (Unaudited)

The following tables set forth selected quarterly statements of operations information for the years ended December 31, 2005 and 2006.

Quarterly Statements of Operations
	Quarters Ended 2005				Quarters Ended 2006
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
Revenues:
Royalties	$47,790	6,594	4,775	44,996	123,488	28,667	15,195	17,833
Licenses	6,500	9,000	4,500	4,500	4,500	4,500	4,500	4,500
Services	63,371	27,346	22,875	89,482	44,527	59,702	109,638	7,500
Total revenues	117,661	42,940	32,150	138,978	172,515	92,869	129,333	29,833
Expenses:
Research and development	195,579	229,918	231,472	197,506	260,786	247,631	207,332	211,039
Sales, marketing, general, and administrative	464,673	287,300	276,905	680,098	515,384	423,014	327,793	392,828
Loss on impairment of intangibles	-	-	-	376,938	-	-	-	-
Depreciation and amortization	93,452	94,935	89,418	249,122	18,997	19,322	19,356	19,183
Total operating expenses	753,704	612,153	597,795	1,503,664	795,167	689,967	554,481	623,050
Loss from operations	(636,043)	(569,213)	(565,645)	(1,364,686)	(622,652)	(597,098)	(425,148)	(593,217)
Interest and other income (expense), net	(75,273)	(75,250)	(150,058)	21,624	(60,611)	(80,514)	(156,813)	(244,841)
Net loss	$(711,316)	(644,463)	(715,703)	(1,343,062)	(683,263)	(677,612)	(581,961)	(838,058)
Basic and diluted loss per share	$(0.03)	(0.03)	(0.03)	(0.05)	(0.02)	(0.02)	(0.02)	(0.03)
Weighted average common Shares outstanding:
Basic and fully diluted	24,072,882	24,082,614	24,205,977	28,097,852	32,941,367	31,562,617	32,291,004	32,294,337

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended December 31, 2006, the period covered by this Annual Report on Form 10-KSB.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting during the year ended December 31, 2006.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;     Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers, and their ages and positions as of December 31, 2006 are as follows:

Name	Age	Position	Served as Director or Executive Officer Since
David R. Malmstedt	51	Chairman, Chief Executive Officer and President	2004
Kevin Schick	52	Chief Operating Officer	2005
Wayne Parkman	45	Director	2006
Ken Murphy	68	Director	2002

David R. Malmstedt has served as our Chief Executive Officer since August 2004 when we acquired Vincera Software, Inc.  From April 2002 to August 2004, Mr. Malmstedt served as President and Chief Executive Officer of Vincera Software, Inc.  From September 2000 to December 2001, Mr. Malmstedt served as Chief Operating Officer and a director of The Kernel Group, a private storage management software company until its acquisition by Veritas Software Corporation.  From April 1999 to April 2000, Mr. Malmstedt served as Executive Vice President, Worldwide Field Operations for Legato Systems, Inc., a public storage management software company.  From January 1998 to April 1999, he served as Senior Vice President, Worldwide Field Operations for FullTime Software, Inc., a public company that provided high availability software until its acquisition by Legato Systems, Inc.  Mr. Malmstedt’s term as Director will expire in 2008.

Kevin W. Schick has served as our Chief Operating Officer since November 2006.  From November 2005 to October 2006, Mr. Schick was our Chief Marketing Officer.  From September 2005 to November 2005, Mr. Schick was an independent consultant servicing our company.  From April 2002 until March 2005, Mr. Schick was an independent consultant servicing companies operating within technology industries.  From June 2001 through March 2002, Mr. Schick served as Vice President, Marketing for Cacheon, Inc., a private software company that developed tools for component architectures.  From August 1999 to May 2001, Mr. Schick served as Vice President, Product Management and Solutions for Commerce One, a public e-commerce software company.  Mr. Schick has a B.S. in Business Administration from Central Washington University.

Wayne Parkman has served as a director of Vincera, Inc. since August 2006.  Mr. Parkman currently serves as Area President for Colonial Bank, a position he has held for the last two years.  From 2001 to 2004, Mr. Parkman was City President for Regions Bank.  Prior to that, from 1996 to 2001, Mr. Parkman was Branch President of American State Bank.  Mr. Parkman received a Bachelors Degree from Texas Tech University.  Mr. Parkman was appointed to the board to fill a vacancy.  We intend to put forth Mr. Parkman as a nominee for director at the next annual meeting of stockholders.

Ken Murphy has served as a director of Vincera, Inc. since June 2002.  He founded and served as President and Chairman of the Board of The Mail Box, Inc., a single-site mailing company, for over 27 years.  In 1998 The Mail Box was acquired by Alliance Data Systems.  Mr. Murphy currently serves as director of several private companies.  Mr. Murphy is a member of the Board of Directors of the Texas Thoroughbred Association.  Mr. Murphy’s term as Director will expire in 2007.

Structure of the Board of Directors

Our board of directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors.  The Class I director currently is Mr. Murphy, whose term expires at the next annual meeting of stockholders and until a successor has been duly elected and qualified, which we expect to hold in 2007.  The Class II director currently is Mr. Malmstedt, whose term expires at the following annual meeting of stockholders and until a successor has been duly elected and qualified.  Each director is elected for a term of three years, except when the election is by the board to fill a vacancy, in which case, the director’s term expires at the next annual meeting of stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Securities and Exchange Commission to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2006 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2006, or written representations that Form 5 was not required for fiscal 2006, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner.  We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

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

Item 10.

Executive Compensation

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the Chief Executive Officer and to our most highly compensated executive officers whose annual compensation exceeded $100,000 (our “named executive officers”) for the fiscal years ended December 31, 2004, 2005 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation (4)	Total ($)
David R. Malmstedt(1)	2006	150,000	-	-	39,000(2)	-	189,000
Chairman, President, &	2005	150,000	-	-	-	-	150,000
Chief Executive Officer

Kevin Schick(3)	2006	160,000	-	-	32,500(4)	-	192,500
Chief Operating Officer	2005	118,833	-	-	263,500(5)	-	382,333

(1)

Mr. Malmstedt was named our President and Chief Executive Officer in August 2004 upon our acquisition of Vincera Software, Inc., and was appointed as our Chairman in November 2006.  Information as to Mr. Malmstedt’s compensation for periods prior to August 2004 relates to compensation received as President and Chief Executive Officer of Vincera Software, Inc.  Included in Mr. Malmstedt’s salary for 2004 is $91,248 of deferred salary which was payable on August 23, 2005, and we are currently in default.  The note provides for an interest rate of 1.5% per month as long as the note remains unpaid.

(2)   Mr. Malmstedt was granted options to purchase 300,000 shares of common stock at an exercise price of $0.36 per share.  These options are immediately exercisable and subject to a reverse vesting provision pursuant to which our repurchase right lapses as the options vest monthly over a two year period beginning on the date of grant.

(3)

Mr. Schick was named our Chief Operating Officer in November 2006.  In November 2005, Mr. Schick joined Vincera as our Chief Marketing Officer.  In 2005, Mr. Schick also served as a consultant to us.  Information as to Mr. Schick’s compensation in 2005 relates to both his services as our Chief Marketing Officer and as a consultant.

(4) Mr. Schick was granted options to purchase 250,000 shares of our common stock at an exercise price of $0.36 per share.  These options are immediately exercisable and subject to a reverse-vesting provision, and vest monthly over a two-year period, beginning on the date of the grant.

(5)    Mr. Schick was granted a non-statutory option to purchase 850,000 shares of our common stock at an exercise price of $0.072 per share, which was a discount of 80% from the fair market value of $0.36 per share.  These options are immediately exercisable and subject to a reverse-vesting provision, and vest monthly over a three-year period, beginning on the date of the grant.

Outstanding Equity Awards as of December 31, 2006

The following table summarizes the outstanding equity awards as of December 31, 2006 for each of our named officers:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisible	Option Exercise Price ($/SH)	Option Expiration Date
David R. Malmstedt	300,000	0	$0.36	11/30/2016
	150,000		$0.05

Kevin Schick	250,000	0	$0.36	11/30/2016
	850,000	0	$0.072	11/30/2015

We have not granted any stock awards to our named officers.

Compensation of Directors

The following table summarizes the outstanding equity awards as of December 31, 2006 for each of our named officers:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ken Murphy	-	-	-	-	-	-	-
Wayne Parkman	-	-	34,000	-	-	-	34,000

Notes

(1) David R. Malmstedt, a member of our board of directors, is a named executive officer and did not receive any compensation as a director that has not been disclosed in the summary compensation table above.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers.  The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Employment Contracts and Termination of Employment and Change-In-Control Agreements

David R. Malmstedt.  Pursuant to an employment agreement between Mr. Malmstedt and us, Mr. Malmstedt is entitled to a base annual salary of not less than $150,000, and Mr. Malmstedt is eligible for cash bonuses at the discretion of our board of directors.  Mr. Malmstedt’s employment is terminable at will by Vincera or Mr. Malmstedt, with a fourteen day notification period.  In the event that Vincera terminates Mr. Malmstedt other than for cause (as defined in his employment agreement), Mr. Malmstedt is entitled to severance pay for three months at the average of Mr. Malmstedt’s prior three month’s salary plus bonus.  We have also agreed to pay the monthly rent on a corporate apartment in Austin, Texas, in an amount not to exceed $1,850 per month, and up to $1,000 per month in scheduled work location travel expenses.

In March 2007, our Board of Directors approved a change-in-control bonus plan for our Chief Executive

Officer and Chief Operating Officer.  The plan provides for the following payments to the officers:

(1)

If the company is acquired for less than $25 million, there will be no bonus for CEO and COO;

(2)

If the company is acquired for $25 million or more but less than $50 million, the bonus will be one percent (1%) of the acquisition amount to each of the CEO and COO; or

(3)

If the company is acquired for $50 million or more, the bonus will be two percent (2%) of the acquisition amount to each of the CEO and COO.

(4)

If the company is acquired and the resulting per share amount is less than $0.50 per share no bonus will be paid to the CEO and COO.

(5)

The bonus would be paid in the same form of consideration received in connection with the transaction – if a cash transaction, then the bonus will be paid in cash, etc.

(6)

If the CEO or COO voluntarily terminate their employment or are terminated with cause (defined below), prior to the closing of an acquisition as described above, such executive shall not be eligible for the bonus.

(7)

In the event the Company terminates the employment of the CEO or COO without cause, then the CEO or COO will be eligible for the bonus in the event an acquisition closes on or before six (6) months after the termination without cause.

(8)

This bonus plan is binding and may not be amended by the Company without the prior consent of the CEO and COO, subject to such officer being employed by the Company at the time of any proposed amendment.

(9)

“Cause” shall mean;  (i) any material breach of the Proprietary Information and Inventions Agreement between the executive and the Company, or any other written agreement between the executive and the Company, if such breach causes material harm to the Company; (ii) any material failure to comply with the Company’s written policies or rules, as they may be in effect from time to time during the executive’s employment, if such failure causes material harm to the Company; (iii) commission, conviction of, or a plea of “guilty” or “no contest” to, a felony under the laws of the United States or any State; (iv) the executive, in carrying out his duties to the Company, has been guilty of willful misconduct causing material harm to the Company and, after receiving written notice to such effect, has failed to correct such neglect or misconduct within 15 days thereof.

The Board of Directors believes that this bonus program will reward the executive team for completing an acquisition which is to the benefit of all shareholders.

2002 Stock Option Plan

Our board of directors adopted the 2002 Stock Option Plan, or 2002 Stock Plan, in April 2002, and it was subsequently approved by our stockholders.  The 2002 Stock Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees and non-statutory stock options, restricted stock, and stock bonus awards to our employees, directors, and consultants.  Under the plan we are authorized to issue up to 9,000,000 shares.  Of these:

•

Options to purchase 3,516,250 shares of our common stock have been issued and are outstanding under the 2002 Stock Plan as of December 31, 2006, at exercise prices ranging from $0.05 to $0.36 per share, which was (i) the fair market value as determined by the board of directors at the time the options were granted or (ii) up to an 80% discount on the fair market value as determined by the board of directors at the time the non-qualified options were granted;

•

We may issue up to an additional 3,507,292 options, stock bonus awards or restricted stock awards under the 2002 Stock Plan (including as a result of options to purchase 6,857,272 shares that were granted under the 2002 Stock Plan, have expired and are available for future grants under the 2002 Stock Plan); and

•

Options to purchase 1,976,458 shares have been exercised and are no longer available for future grants.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2007 for:

•

each person known by us to beneficially own more than 5% of our outstanding shares of common stock;

•

each executive officer named in the Summary Compensation Table;

•

each of our directors; and

•

all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities.  Unless otherwise indicated below and except to the extent authority is shared by spouses under applicable law, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options, warrants and other convertible securities held by such persons that are exercisable within 60 days of March 31, 2007.

The percentage of beneficial ownership is based on 53,490,705 shares of common stock outstanding as of March 31, 2007, which includes the shares of our common stock issuable upon conversion of shares of our outstanding convertible preferred stock, although there can be no assurance that the preferred stock will be converted.

Unless otherwise indicated, the address of each person owning outstanding shares of common stock is c/o Vincera, Inc., 611 South Congress Avenue, Suite 350, Austin, Texas 78704.

Name	Approximate Number of Shares Owned	Approximate Percent of Class
Officers and Directors
David R. Malmstedt (1)	2,582,786	4.83%
Ken Murphy (2)	2,164,534	4.04%
Wayne Parkman (3)	359,969	*
Kevin Schick (4)	534,722	1.00%
All executive officers and directors as a group (5) (4 persons)	5,642,011	10.54%
5% Security Holders
Bala Vishwanath (6)	4,580,917	8.56%
Funds affiliated with Draper Fisher Jurvetson (7)	3,064,173	5.73%
William Kruse (8)	4,660,046	8.71%

* indicates less than 1%

(1)

Includes 137,500 shares issued upon exercise of options that provide for exercise prior to vesting, and are subject to a lapsing repurchase right in our favor, such that 4,167 shares vest per month through the three year vesting schedule of the option starting August 23, 2004.  Includes 75,000 shares issued upon exercise of options that provide for exercise prior to vesting, and are subject to a lapsing repurchase right in our favor, such that 12,500 shares vest per month through the two year vesting schedule of the option starting November 30, 2006.  Mr. Malmstedt does not have the power to vote or dispose of such shares until the restrictions lapse.

(2)

Includes shares of common stock issuable upon conversion of 840,107 shares of our Series A convertible preferred stock held by Shirley Sharon Murphy Family Trust, 500,756 shares of Series A convertible preferred stock held by Kenneth W. Murphy Children’s Trust, David Mallory, Trustee and 500,755 shares of Series A convertible preferred stock held by Kenneth W. Murphy Grandchildren’s Trust, David Mallory, Trustee, 250,000 shares of common stock, and 72,916 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2007.  We intend to request that the Series A convertible preferred stock will convert into shares of our common stock, although there can be no assurance that the holder will agree to this conversion.  This excludes 300,000 Series A convertible preferred warrants that we anticipate will convert to common shares, although there can be no assurance that the holder will agree to this conversion.  An additional 27,084 options to purchase common stock vest through 2008.  Ken Murphy has voting and investment power over these shares.  However, Mr. Murphy disclaims beneficial ownership of these shares except to the extent of his pecuniary interest arising therein.  The address for all entities and individuals affiliated with Mr. Murphy is 3134 Skyway Circle South, Irving, Texas 73038.

(3)

Includes 50,000 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2007.  Mr. Parkman was granted a non-statutory option to purchase 200,000 shares of our common stock at an exercise price of $0.36 per share.  These options are immediately exercisable and subject to a reverse-vesting provision, and vest monthly over a three year period, beginning on the date of grant.

(4)

Includes 472,222 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2007.  Mr. Schick was granted a non-statutory option to purchase 850,000 shares of our common stock at an exercise price of $0.072 per share, which is a discount of 80% from the fair market value of $.36 per share.  These options are immediately exercisable and subject to a reverse-vesting provision, and vest monthly over a three year period, beginning on the date of the grant.  Includes 250,000 shares issued upon exercise of options that provide for exercise prior to vesting, and are subject to a lapsing repurchase right in our favor, such that 10,417 shares vest per month through the two year vesting schedule of the option starting November 30, 2006.

(5)

Includes David R. Malmstedt, Ken Murphy, Wayne Parkman, and Kevin Schick as Executive Officers and Directors.

(6)

Includes 1,707,000 shares issuable upon exercise of options that are exercisable within 60 days of March 31, 2006.

(7)

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

(8)

Includes 3,160,046 shares held by William Kruse, and 1,500,000 shares held by Kruse Farms, LP.  Mr. Kruse is a managing member of Kruse Farms, LP.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2006, information regarding compensation plans under which equity securities are authorized for issuance.

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS (a)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS AND WARRANTS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS* (c)
Equity Compensation Plans Approved By Shareholders	3,516,250	$ 0.140	3,507,292

Equity Compensation Plans Not Approved By Stockholders	2,707,000	0.050	0

Total	6,223,250	$ 0.073	3,507,292

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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

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

Mr. Ken Murphy has purchased $876,000 in principal amount of convertible promissory notes which have converted to 1,841,618 shares of our Series A preferred stock.  We sought and received Mr. Murphy’s consent and waiver to convert his shares of our Series A preferred stock to our common stock on a 1-for-1 basis in October 2005.  Mr. Murphy exercised an option to purchase 250,000 shares of our common stock at an exercise price of $0.05 per share in October 2004.  In addition, Mr. Murphy was granted an option to purchase 100,000 shares of our common stock at an exercise price of $0.05 per share on June 1, 2004.  This option is immediately exercisable and subject to a reverse-vesting provision and vests monthly over a four year period, beginning on the date of the grant.

Director Independence

The Board affirmatively determines the independence of each Director and nominee for election as a Director in accordance with AMEX’s independence standards as set for in Section 121A of the AMEX Company Guide.  Based on these standards, at its meeting held on March 28, 2007, the board determined that each of the following non-employee Directors is independent and has not relationship with the Company, except as a Director and security holder of the Company as described in this Report:  Mr. Murphy and Mr. Parkman.

Item 13.

Exhibits.

Index to Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant
3.2(1)	Amendment No. 1 to Amended and Restated Certificate of Incorporation of Registrant
3.3(1)	Amendment No. 2 to Amended and Restated Certificate of Incorporation of Registrant
3.4(1)	Form of Amendment No. 3 to Amended and Restated Certificate of Incorporation of Registrant
3.5(1)	Bylaws of Registrant
4.1(1)	Specimen certificate for shares of Common Stock
4.2(1)	Specimen certificate for shares of Series A Preferred Stock
4.3(1)	Form of Convertible Promissory Note issued by Registrant
4.4(1)	Form of Amendment No. 1 to Convertible Promissory Notes dated as of October 14, 2004
4.5(1)	Form of Stock Purchase Warrant issued by Registrant to holders of Subordinated Notes
4.6(1)	Form of Bridge Loan Agreement issued by Registrant to holders of Subordinated Notes
4.7(1)	Form of Subordinated Note Purchase Agreement issued by Registrant
4.8(1)	Form of First Amendment to Subordinated Promissory Note and Stock Purchase Warrant
4.9(1)	Form of Preferred Warrants issued by Registrant to some of its Series A Preferred Stock holders
4.10(1)	Form of Waiver and Consent Agreement dated as of August 2, 2002 by and between Registrant and certain purchasers of it Series A Preferred Stock
4.11(1)	Amended and Restated Non-Negotiable Promissory Note dated as of August 23, 2004 by and between Registrant and David Malmstedt
4.12(1)	Amended and Restated Non-Negotiable Promissory Note dated as of August 23, 2004 by and between Registrant and Puru Agrawal
4.13(1)	Amended and Restated Non-Negotiable Promissory Note dated as of August 23, 2004 by and between Registrant and Wes Gere
4.14(1)	Amended and Restated Non-Negotiable Promissory Note dated as of August 23, 2004 by and between Registrant and Trieu Pham
4.15(1)	Form of Subordinated Promissory Note issued by and between Registrant and Robert Allison
4.16(1)	Form of Subordinated Promissory Note issued by and between Registrant and Susan L. Holland
4.17(1)	Form of Subordinated Promissory Note issued by and between Registrant and Gene Paul Conrad
4.18(1)	Form of Subordinated Promissory Note issued by and between Registrant and Richard K. Crumly
4.19(1)	Form of Subordinated Promissory Note issued by and between Registrant and Jeri K. Moe
4.20(2)	Form of Subordinated Promissory Note issued by and between Registrant and Kenneth Trattner
4.21(2)	Form of Subordinated Promissory Note issued by and between Registrant and David R. Malmstedt
10.1(1)	Asset Purchase Agreement among Registrant, Ron Federico and Brian Mantz dated December 31, 1999
10.2(1)	Non-Qualified Stock Option Agreement dated December 31, 1999 by and between Registrant and Brian Mantz
10.3(1)	Non-Qualified Stock Option Agreement dated April 4, 2000 by and between Registrant and Robert Adrian
10.4(1)	Lease Agreement dated July 1, 2000 by and between Registrant and Monterey & Great Pacific Corporation
10.5(1)	Amendment to Lease Agreement dated July 1, 2000 by and between Registrant and Monterey & Great Pacific Corporation
10.6(1)	Form of Subscription Agreement by and among Registrant and certain purchasers of Registrant’s common stock
10.7(1)	Form of Shareholders’ Agreement by and among Registrant and certain of its common stockholders
10.8(1)	Employment Agreement dated March 1, 2002 by and between Registrant and Mark Eshelman
10.9(1)	Letter Agreement dated March 1, 2002 by and between Registrant and Mark Eshelman
10.10(1)	First Amendment to Employment Agreement dated October 2, 2002 by and between Registrant and Mark Eshelman

Exhibit No.	Description
10.11(1)	Non-Qualified Stock Option Agreement dated June 1, 1999 by and between Registrant and Mark Eshelman
10.12(1)	Stock Option Repurchase Agreement dated July 7, 2001 by and between Registrant and Mark Eshelman
10.13(1)	Amendment No. 1 to Non-Qualified Stock Option Agreement dated November 19, 2002 by and between Registrant and Mark Eshelman
10.14(1)	Stock Repurchase Agreement dated July 7, 2001 by and between Registrant and Sanjay Lall
10.15(1)	Stock Repurchase Agreement dated July 7, 2001 by and between Registrant and Bala Vishwanath
10.16(1)	Employment Agreement dated March 1, 2002 by and between Registrant and Bala Vishwanath
10.17(1)	Letter Agreement dated March 1, 2002 by and between Registrant and Bala Vishwanath
10.18(1)	First Amendment to Employment Agreement dated July 1, 2002 by and between Registrant and Bala Vishwanath
10.19(1)	Non-Qualified Stock Option Agreement dated March 11, 1999 by and between Registrant and Bala Vishwanath
10.20(1)	Amendment No. 1 to Non-Qualified Stock Option Agreement dated November 19, 2002 by and between Registrant and Bala Vishwanath
10.21(1)	Employment Agreement dated as of August 23, 2004 by and between Registrant and David Malmstedt
10.22(1)	Employment Agreement dated as of August 23, 2004 by and between Registrant and Puru Agrawal
10.23(1)	Form of Indemnification Agreement
10.24(1)	Stock for Stock Exchange Agreement dated as of August 23, 2004, by and among Registrant and Vincera Software, Inc.
10.25(1)	Vincera, Inc. 2002 Stock Incentive Plan
10.26(1)	Reverse Vesting Stock Option Agreement Pursuant to 2002 Stock Incentive Plan
10.27(1)	Stock Option Exercise Agreement Pursuant to 2002 Stock Incentive Plan
10.28(1)	Co-Sale and First Refusal Agreement dated as of February 21, 2003 by and among the Registrant and Series A stockholders
10.29(1)	Investors’ Rights Agreement dated as of February 21, 2003 by and among the Registrant and Series A stockholders
10.30(1)	Series A Preferred Stock Purchase Agreement dated as of February 21, 2003 by and among the Registrant and Series A Preferred stockholders
10.31(1)	Voting Agreement dated as of February 21, 2003 by and among the Registrant and Series A stockholders
10.32(1)	Bridge Financing Agreement dated March 31, 2004 by and between Registrant and Fifth Street Capital, LLC (f/k/a Gray Capital Partners, LLC)
10.33(1)	Form of Security Agreement by and between Registrant and holders of Registrant’s subordinated promissory notes
10.34(3)**	Development, License and Equipment Purchase Agreement dated December 17, 2002 by and between Registrant and Microsoft Corporation
10.35(1)	Amendment No. 1 to Development, License and Equipment Purchase Agreement dated November 6, 2003 by and between Registrant and Microsoft Corporation
10.36(1)	Software License Agreement dated August 21, 2002 by and between Registrant and Bit-Arts Limited
10.37(1)	Addendum to Software License Agreement by and between Registrant and Bit-Arts Limited
10.38(1)	Stock Purchase Agreement dated November 28, 2001 by and between Registrant and Mark Eshelman
10.39(1)	Software License Agreement by and between Registrant and Hoover’s, Inc.
10.40(3)	Letter of Engagement dated September 13, 2005, between Registrant and Fifth Street Capital LLC
10.41(4)	Additional Space Modification to Lease Contract and Extension of Primary Lease Agreement, dated January 25, 2006, between the Company and Monterey & Great Pacific Corporation

Exhibit No.	Description
10.42(4)	Form of Securities Purchase Agreement (New Investors and Subordinated Promissory Note Conversions)
10.43(4)	Form of Warrant for New Investors
10.44(4)	Form of Warrant for Subordinated Promissory Note Conversions
10.45*	Change-in-control bonus plan for CEO and COO adopted March 2007
21.1(1)	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David R. Malmstedt

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

Item 14.

Principal Accountant Fees and Services

The following is a summary of the fees billed to us by PMB Helin Donovan, LLP, our current independent registered public accounting firm, for professional services rendered during the fiscal years ended December 31, 2006 and 2005.

Fiscal year ended December 31, 2006

Fee Category
Audit Fees (1)	$43,600
Audit-Related Fees (2)	0
Tax Fees (3)	2,200
All Other Fees (4)	0
Total	$45,800

Fiscal year ended December 31, 2005

Fee Category
Audit Fees (1)	$35,625
Audit-Related Fees (2)	7,550
Tax Fees (3)	2,200
All Other Fees (4)	0
Total	$45,375

(1)

Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2006 and December 31, 2005.

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

VINCERA, INC. By: /s/ David R. Malmstedt David R. Malmstedt, Chairman, President and Chief Executive Officer Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ David R. Malmstedt

David R. Malmstedt, Chairman, President

    and Chief Executive Officer (Principal Executive,

    Financial and Accounting Officer)

Date:  April 2, 2007

   /s/ Ken Murphy

Ken Murphy, Director

Date:  April 2, 2007

   /s/ Wayne Parkman

Wayne Parkman, Director

Date:  April 2, 2007