Form 10QSB
period 2007-03-31
Vincera, Inc.
filed 2007-05-15
CIK 1303604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

———————————

FORM 10-QSB

☒ QUARTERY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

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

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of May 15, 2007, the registrant had 51,683,117 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format:  YES ☐ NO ☒

Index

PART I – FINANCIAL INFORMATION

4

ITEM 1.

FINANCIAL STATEMENTS

4

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

17

ITEM 3.

CONTROLS AND PROCEDURES

23

PART II – OTHER INFORMATION

23

ITEM 1.

LEGAL PROCEEDINGS

23

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

24

ITEM 5.

OTHER INFORMATION

24

ITEM 6.

EXHIBITS

24

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

VINCERA, INC.
Unaudited Balance Sheets
As of March 31, 2007 and December 31, 2006
	March 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$37,491	582,218
Accounts receivable, net	28,686	35,204
Other current assets	63,558	38,631
Property and equipment:
Computer equipment and software	67,632	67,632
Furniture and fixtures	13,860	13,860
Less accumulated depreciation and amortization	(53,640)	(48,699)
Net property and equipment	27,852	32,793
Issuance costs, net of amortization	-	280,281
Software acquired, net of amortization	28,289	42,431
Total assets	$185,876	1,011,558
Liabilities
Accounts payable and accrued liabilities	$134,626	152,118
Accounts payable, royalties	76,180	69,650
Note payable, related parties	220,876	220,876
Deferred revenues	30,396	20,396
Notes payable	360,000	360,000
Accrued interest payable	260,432	224,207
Subordinated notes payable	650,000	650,000
Common stock, 19,402,530 issued and outstanding at December 31, 2006, subject to registration rights agreement, at fair value	-	6,984,908
Derivative liability, contingent warrants issued with common stock sales	-	326,507
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	-	48,201
Total liabilities	1,732,510	9,056,863
Stockholders’ deficit:
Series A convertible preferred $.001 par value, 30,000,00 authorized, 1,807,588 shares issued and outstanding at March 31, 2007 and December 31, 2006	1,808	1,808
Additional paid-in-capital – Series A Preferred	901,970	901,970
Common Stock, $.001 par value, 100,000,000 shares authorized and 51,683,117 and 32,280,587 and shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	51,685	32,282
Additional paid-in-capital	13,052,386	5,968,453
Note receivable from shareholders for purchase of stock	(6,250)	(6,250)
Accumulated deficit	(15,548,233)	(14,943,568)
Total stockholders’ deficit	(1,546,634)	(8,045,305)
Total liabilities and stockholders' deficit	$185,876	1,011,558

See accompanying notes to unaudited financial statements

VINCERA, INC.
Unaudited Statements of Operations
For the Three Months Ended March 31,
	2007	2006
Revenues:
Royalties	$21,768	123,488
Licenses	4,500	4,500
Services	7,500	44,527
Total revenues	33,768	172,515
Expenses:
Research and development	167,864	260,786
Sales, marketing, general and administrative	417,487	515,384
Depreciation and amortization	19,083	18,997
Total operating expenses	604,434	795,167
Loss from operations	(570,666)	(622,652)
Interest and other income (expense), net	(33,999)	(60,611)
Net loss	$(604,665)	(683,263)

Basic and diluted loss per share	$(0.01)	(0.02)
Weighted average common shares outstanding:
Basic and fully diluted	51,683,117	32,941,367

See accompanying notes to unaudited financial statements

VINCERA, INC.
Unaudited Statements of Stockholders' Deficit
Three Months Ended March 31, 2007
	Preferred Stock			Common Stock
	Shares	Par	APIC	Shares	Par	APIC	Shareholder Loans	Retained Deficit	Total Equity
Balances at December 31, 2006	1,807,588	$1,808	$901,970	32,280,587	$32,282	$5,968,453	$(6,250)	$(14,943,568)	$(8,045,305)
Cumulative effect of change in accounting for derivative liabilities	-	-	-	19,402,530	19,403	7,059,932	-	-	7,079,335
Share based compensation expense	-	-	-	-	-	24,001	-	-	24,001
Net loss	-	-	-	-	-	-	-	(604,665)	(604,665)
Balances at March 31, 2007	1,807,588	$1,808	$901,970	51,683,117	$51,685	$13,052,386	$(6,250)	$(15,548,233)	$(1,546,634)

See accompanying notes to unaudited financial statements

VINCERA, INC.
Unaudited Statements of Cash Flows
Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(604,665)	(683,263)
Adjustments to reconcile net loss to net cash used in operating activities
Non cash adjustments:
Share based compensation expense	24,001	24,032
Write-off of Issuance costs	-	33,026
Depreciation and amortization expense	19,083	18,997
Amortization of issuance costs	-	80,586
Changes in operating assets and liabilities:
Accounts receivable	6,518	12,129
Other current assets	(24,927)	(47,068)
Accounts payable and accrued liabilities	(17,492)	(100,397)
Accounts payable, royalties	6,530	37,047
Deferred rent payable	-	(1,038)
Deferred revenue	10,000	2,000
Interest payable	36,225	(43,160)
Net cash used in operating activities	(544,727)	(667,109)
Cash flows from investing activities:
Purchases of property and equipment	-	(10,908)
Net cash used in investing activities	-	(10,908)
Cash flows from financing activities:
Proceeds from sales of common stock	-	574,030
Net cash provided by financing activities	-	574,030
Net decrease in cash and cash equivalents	(544,727)	(103,987)
Cash and cash equivalents at beginning of period	582,218	140,071
Cash and cash equivalents at end of period	$37,491	$36,084

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Common stock issued in conversion of preferred stock	$-	$207,298
Common stock subject to registration rights agreement issued for conversion of subordinated notes payable and interest	$-	$187,891
Recharacterization of liabilities to equity. Note 2.

See accompanying notes to unaudited financial statements.

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

These two fundamental lines of business are the result of the alignment of technologies from Smarte Solutions and Vincera Software, whereby, Smarte Solutions original solution line addressed software piracy and Vincera Software’s original solution line addressed web-based user monitoring and analytics.  Based upon the alignment of technologies, a patent-pending document threading capability that operates according to the user-selected guidelines of “business friendly distribution,” has been developed to the effect that the Vincera software enables the client to deter and detect document tampering and/or a document breach, and can disable access to the document(s) from the point of breach forward if the Company client so chooses.

The financial statements and the notes of the Company as of March 31, 2007 and December 31, 2006 and for the three months ending March 31, 2007 and 2006 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2006 audited financials statements contained in the Company’s Form 10-KSB, filed April 2, 2007.  In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included.  The preparation of financials statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

(2)

Summary of Significant Accounting Policies

(a)

Basis of Accounting

These financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles whereby revenues are recognized in the period earned and expenses when incurred.  The balance sheet has been changed to a non-classified presentation.  Certain prior year balances have been reclassified to conform to the 2007 presentation.

(b)

Loss per Common Share

Basic loss per share is based on the weighted effect of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period.  Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  Incremental common shares attributable to the exercise of outstanding options and warrants totaling 15,968,228 and 4,318,956 as of March 31, 2007 and 2006, respectively, were excluded from the computation of diluted loss per share because the effect would be antidilutive.

	2007	2006
Warrants	9,423,103	561,160
Stock options	6,545,125	3,757,796
Totals	15,968,228	4,318,956

VINCERA, INC.

Notes to Unaudited Financial Statements

(2)

Summary of Significant Accounting Policies (continued)

(c)

Customer Concentration

During the three months ended March 31, 2007 and 2006, the Company experienced a revenue concentration in customers as follows:

	2007	2006
Customer A	23%	24%
Customer B	64%	72%
	87%	96%

The loss of these customers would have a materially adverse effect on financial results.

(d)

Adoption of New Accounting Pronouncements

In January 2007, the Company adopted FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements.  This addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements.  The FSB EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

The Company sold common stock and converted debt into equity with a registration rights agreement and prior to FSB EITF 00-19-2, accounted for the common stock and warrants issued under the registration rights agreement as derivative liabilities due to the uncertainty of the Company’s ability to register the shares. Notes 5 and 6.  FSP EITF 00-19-2 specifically addressed the accounting for a registration rights agreements and the requirement to classify instruments subject to registration rights agreements as liabilities, was withdrawn.  The Company re-evaluated its accounting for the conversions of the notes into common stock and determined that the transactions be re-characterized as equity per FSP EITF 00-19-2 and the Company was permitted to adjust the previous amounts as a cumulative accounting adjustment.  There was no change in warrant values from the original date of issue to the adoption of FSP EITF 00-19-2.

VINCERA, INC.

Notes to Unaudited Financial Statements

(2)

Summary of Significant Accounting Policies (continued)

(d)

Adoption of New Accounting Pronouncements (continued)

The cumulative effect of the re-characterization of the derivative liabilities is shown in the table below:

	As Filed Dec. 31, 2006	Cumulative effect of re-characterization of derivative liabilities	Net Account Balances after Adjustment
Assets
Issuance costs, net of amortization	$280,281	(280,281)	-
Liabilities
Common stock, 19,402,530 issued and outstanding at December 31, 2006, subject to registration rights agreement, at fair value	6,984,908	(6,984,908)	-
Derivative liability, contingent warrants issued with common stock sales	326,507	(326,507)	-
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	48,201	(48,201)	-
Total liability adjustments	7,359,616	(7,359,616)	-
Stockholders’ deficit:
Common stock	32,282	19,403	51,685
Additional paid-in-capital	5,968,453	7,059,932	13,028,385
Total stockholders' deficit adjustment	6,000,735	7,079,335	13,080,070
Total liabilities and stockholders' deficit adjustments	$13,360,351	(280,281)	13,080,070

(3)

Liquidity and Capital Resources

The Company will deplete its cash in May 2007 if it does not secure additional capital or does not generate sufficient cash through operations.  In the event the Company is unable to raise additional funds, it could be forced to cease operations and file for protection under bankruptcy laws.  As of May 15, 2007, the Company is essentially out of cash.

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

To address its cash needs, the Company has engaged an investment banker and is currently in the process of raising funds through a private placement.  The Company intends to raise up to $10.225 million, with a minimum raise, or initial close, of $1.0 million, achieved in November 2005.  The Company has received net cash proceeds of approximately $4.1 million through the private placement as of March 31, 2007.  The Company believes it will receive additional proceeds under the private placement.

The Company is currently seeking consents and waivers from holders of approximately $650 thousand of Subordinated Notes to convert their principal and accrued interest into shares of Company common stock at $0.36 per share.  The Company is also seeking consent and waiver from a holder of approximately $360 thousand of Promissory Notes to convert the principal and interest into shares of Company common stock at $0.36 per share.  If the Company is unable to receive consent from all note holders, the Company would seek to renegotiate the terms and conditions of those notes, and the failure to do so could result in more lawsuits and would have a material adverse effect upon the Company, possibly resulting in bankruptcy.

The Company is seeking additional cash investment in the Company and could be forced to cease operations and file bankruptcy if additional cash is not secured by the end of May 2007.

VINCERA, INC.

Notes to Unaudited Financial Statements

(4)

Commitments and Contingencies

Litigation

The Company has no outstanding claims or legal actions against it.

 (5)

Notes Payable

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

Approximately $650 thousand of the notes have not been converted.

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

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133.  The shares of common stock issued in 2005 and 2006 through the sale of the subordinated notes payable and through the conversion of notes payable are subject to an agreement to register these shares.  As the registration of common stock is not within the control of the Company, and the potential damages for failure to register are material, the shares were recorded as liabilities in accordance with EITF 00-19.

In January 2007, the Company adopted “FSP EITF 00-19-2” as discussed in Note 2.

FSP EITF 00-19-2 specifically addressed the accounting for a registration rights agreement and the requirement to classify instruments subject to registration rights agreements as liabilities was withdrawn.  The Company re-evaluated its accounting for the conversions of the notes into common stock and determined that the transactions be re-characterized as equity per FSP EITF 00-19-2 and the Company was permitted to adjust the previous amounts as a cumulative accounting adjustment.

The net effect of the cumulative adjustment of all the conversions of notes into common stock combined with the sales of common stock discussed in Note 6, resulted in the elimination of debt issuance costs of approximately $280 thousand, a decrease in liabilities by eliminating the derivative liabilities of approximately $7.4 million and an increase in common stock plus additional paid in capital of approximately $7.1 million.

The Subordinated Notes converted into shares of common stock for the years ended December 31, 2006 and 2005 are presented in the table below with the numbers in the table corresponding to the list above.  There were no conversions in the three months ended March 31, 2007.

		All Conversions
		Shares	Value
Common stock issued	(1)	5,401,188	$1,944,428
Common stock issued to placement agent	(1)	54,012	$19,444
Additional warrants issued	(2)	2,700,614	$27,006
Warrants issued to placement agent	(3)	378,083	$18,904
Warrants issued to placement agent	(4)	216,047	$ -
Placement fees	(5)		$(137,000)

Common stock subject to registration rights		5,455,200	$1,963,872
Warrants issued with conversions		3,294,744	$45,910

VINCERA, INC.

Notes to Unaudited Financial Statements

(6)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each common stockholder is entitled to one vote per share of common stock owned.  During the three months ended March 31, 2007 and the year ended December 31, 2006 the Company issued 0 and 7,503,496, respectively, of shares of common stock in eight closes of the Company’s private placement.

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

The following table presents the summary of the interim closes of the private placement for the year ended December 31, 2006 and the total of all interim closes.  There were no interim closes of the private placement in the three months ended March 31, 2007.

		2006		All Closes
		Shares	Value	Shares	Value
Common stock sales	(1)	7,503,496	$2,701,259	10,560,638	$ 3,801,830
Common stock issued to placement agent	(1)	75,034	$27,012	105,311	$ 37,912
Contingent warrants issued	(2)	1,875,874	$206,346	1,875,874	$ 290,418
Placement agent warrants - W1	(3)	525,244	$26,262	525,244	$ 36,962
Placement agent warrants - W2	(4)	254,194	$ -	254,194	$ -
Placement and legal expenses	(5)		$(326,357)		$ (431,276)
Net cash received			$3,084,126		$ 4,079,779
Common stock subject to registration rights		7,578,530	$2,728,271	10,665,949	$ 3,839,742
Warrants issued with common stock sales		2,655,312	$232,608	3,755,884	$ 327,380

In January 2007, the Company adopted “FSP EITF 00-19-2” as discussed in Note 2.

FSP EITF 00-19-2 specifically addressed the accounting for a registration rights agreement and the requirement to classify instruments subject to registration rights agreements as liabilities was withdrawn.  The Company re-evaluated its accounting for the conversions of the notes into common stock and determined that the transactions be re-characterized as equity per FSP EITF 00-19-2 and the Company was permitted to adjust the previous amounts as a cumulative accounting adjustment.

VINCERA, INC.

Notes to Unaudited Financial Statements

(6)

Common Stock (continued)

The net effect of the cumulative adjustment of all the conversions of notes into common stock combined with the sales of common stock discussed in Note 6, resulted in the elimination of debt issuance costs of approximately $280 thousand, a decrease in liabilities by eliminating the derivative liabilities of approximately $7.4 million and an increase in common stock plus additional paid in capital of approximately $7.1 million.

Additionally, during the year ended December 31, 2006, the Company issued the following shares of common stock noted in the table below.  There were no shares of common stock issued in the three months ended March 31, 2007.

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

VINCERA, INC.

Notes to Unaudited Financial Statements

(7)

Preferred Stock (continued)

In conjunction with the Company’s private placement and the filing of the Company’s Form 10-SB, the Company has sought and received the consent of the holders of 8,115,474 shares of the Series A Preferred Stock to convert into 8,115,474 shares of the Company’s common stock.  There were no shares of Series A Preferred Stock converted in the three months ended March 31, 2007.  These shareholders continue to hold warrants to purchase 2,154,028 shares of Series A Preferred Stock.  These warrants do not have any contractual registration rights.

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

Under the Plan, stock bonuses and restricted stock awards in the form of shares of common stock may be issued directly to employees, members of the Board of Directors, or other individuals.  Shares of common stock issued as stock bonuses may vest immediately, or in one or more installments, at the discretion of the Board of Directors.  Recipients of stock bonuses and restricted stock awards have full stockholder rights with respect to any shares of common stock issued, regardless of whether such shares are vested.  During the three months ended March 31, 2007 and the year ended December 31, 2006, no shares of common stock were issued as stock bonuses or restricted stock awards.

Stock options issued under the Plan have vesting schedules as determined by the Board of Directors, which are generally four years.  Unless terminated at an earlier date by action of the Board of Directors, the Plan terminates on November 4, 2012.

These options were issued pursuant to the Plan and are reflected in the disclosures below.

A total of 350,000 options were issued during the three months ended March 31, 2007.

Prior to the approval of the Plan, the Company issued stock options through the direct actions of the Board of Directors.  Options representing a total of 2,707,000 shares as of December 31, 2006 and 2005 were issued in this manner, outside of the Plan.

Under the Company’s Plan, of the 9,000,000 shares that are authorized to be issued, the Company has:

•

Options to purchase 3,838,125 shares of the Company’s common stock have been issued under the Plan and are outstanding as of December 31, 2006;

•

The Company may issue up to an additional 5,161,875 options, stock bonus awards or restricted stock awards

VINCERA, INC.

Notes to Unaudited Financial Statements

(8)

Common Stock Option/Stock Incentive Plan (Continued)

A summary of activity in common stock options for the three months ended March 31, 2007 is as follows, and includes options granted through the Plan and outside the Plan:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding December 31, 2006	6,223,250	$0.001-$0.36	$0.07
Options granted	350,000	$0.36	$0.36
Options exercised	-	-	-
Options forfeited	(28,125)	$0.36	$0.36
Options outstanding March 31, 2007	6,545,125	$0.001-$0.36	$0.14

The following is a summary of options outstanding and exercisable at March 31, 2007:

	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
Vested	3,931,925	4.4	$0.05
Unvested	2,613,201	8.3	$0.28
Total Outstanding	6,545,125	5.8	$0.14

Compensation expense related to the Company’s share-based awards during the three months ended March 31, 2007 and 2006 was approximately $24,001 and $24,032, respectively.

The fair value of the options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the three months ended March 31, 2007: risk free interest rate of 4.25% to 4.75%, dividend yield of 0%, weighted-average life of options of 5 to 10 years, and a 25% volatility factor.  For the three months ended March 31, 2006, the following assumptions were used: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 10 years, and a 25% volatility factor.  The weighted-average per share grant date fair value for the three months ended March 31, 2007 was $0.17.

At March 31, 2007, there was approximately $624 thousand of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan.  The expense is expected to be recognized over a weighted-average period of 4.2 years.

(9)

Subsequent Events

In May 2007, the Company issued one note to a current investor with a principal amount of $50,000 and a maturity date of September 15, 2007.  The note bears an interest rate of 10% per annum and a warrant for 41,667 shares of our common stock at a strike price of $.36.  The warrant expires 18 months from the final close of the Company’s private placement.  The principal and interest of this note will automatically convert to shares of our common stock at the private placement price of $.36 per share on the final close of the Company’s private placement.

On April 30, 2007, the Company issued one note to a current employee of the Company with a principal amount of $25,000 and a maturity date of May 31, 2007.  The note bears an interest rate of 10% per annum and a warrant for 20,833 shares of the Company’s common stock at a strike price of $.36.  The warrant expires 18 months from the final close of the Company’s private placement.  This note contains similar terms as other short-term promissory note holders.

Item 2.

Management’s Discussion and Analysis or Plan of Operations

The information presented in this section should be read in conjunction with our audited financial statements and related notes for the periods ended December 31, 2006 and 2005 included in our Form 10-KSB, filed April 2, 2007, as well as the information contained in the financial statements, including the notes thereto, appearing elsewhere in this report.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this report.

Summary of Financial Information

Statements of Operations Data:	Three Months Ended
	March 31, (Unaudited)
	2007	2006
Revenues	$33,768	172,515
Total operating expenses	$604,434	795,167
Loss from operations	$(570,666)	(622,652)
Net loss	$(604,665)	(683,263)
Basic and diluted loss per share	$(0.01)	(0.02)

Balance Sheet Data:	As of March 31, 2007	As of December 31, 2006
	(Unaudited)
Cash and cash equivalents	$37,491	582,218
Intangibles	$28,289	42,431
Total assets	$185,876	1,011,558
Total liabilities	$1,732,634	9,056,863
Stockholders’ deficit	$(1,546,634)	(8,045,305)

Overview

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

•

Disable: Customers can disable the document (such that the document can not be opened for reading) for a specific document thread, or they can disable the document for everyone.  Disabling the document means not only that the information cannot be forwarded, but that any sensitive information already distributed will be disabled as well.

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

Vincera's potential customers are security, privacy, and risk officers in all enterprises who use Internet-based technology to e-distribute sensitive data such as intellectual property, personally identifiable information, and/or personal health information, and who are subsequently charged with safeguarding these sensitive data.

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

Adoption of New Accounting Pronouncements

In January 2007, the Company adopted FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements.  This addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements.  The FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

The Company sold common stock and converted debt into equity with a registration rights agreement and prior to FSB EITF 00-19-2, accounted for the common stock and warrants issued under the registration rights agreement as derivative liabilities due to the uncertainty of the Company’s ability to register the shares. Notes 5 and 6.  FSP EITF 00-19-2 specifically addressed the accounting for a registration rights agreements and the requirement to classify instruments subject to registration rights agreements as liabilities, was withdrawn.  The Company re-evaluated its accounting for the conversions of the notes into common stock and determined that the transactions be re-characterized as equity per FSP EITF 00-19-2 and the Company was permitted to adjust the previous amounts as a cumulative accounting adjustment.  There was no change in warrant values from the original date of issue to the adoption of FSP EITF 00-19-2.

The cumulative effect of the re-characterization of the derivative liabilities is shown in the table below:

	As Filed Dec. 31, 2006	Cumulative effect of re-characterization of derivative liabilities	Net Account Balances after Adjustment
Assets
Issuance costs, net of amortization	$280,281	(280,281)	-
Liabilities
Common stock, 19,402,530 issued and outstanding at December 31, 2006, subject to registration rights agreement, at fair value	6,984,908	(6,984,908)	-
Derivative liability, contingent warrants issued with common stock sales	326,507	(326,507)	-
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	48,201	(48,201)	-
Total liability adjustments	7,359,616	(7,359,616)	-
Stockholders’ deficit:
Common stock	32,282	19,403	51,685
Additional paid-in-capital	5,968,453	7,059,932	13,028,385
Total stockholders' equity adjustment	6,000,735	7,079,335	13,080,070
Total liabilities and stockholders' deficit adjustments	$13,360,351	(280,281)	13,080,070

RESULTS OF OPERATIONS

In view of our operating history and changes in the general economic climate, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.  Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets.

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

Comparisons of the Three Months Ended March 31, 2007 and 2006

REVEUNES	Three Months Ended		Variance
	March 31,		2007 vs. 2006
	2007	2006	$	%
Total revenues	$33,768	172,515	(138,747)	(80%)
Royalty revenues	$21,768	123,488	(101,720)	(82%)
License revenues	$4,500	4,500	-	0%
Service	$7,500	44,527	(37,027)	(83%)

During the three months ended March 31, 2007 and 2006, the Company experienced a revenue concentration in customers as follows:

	2007	2006
Customer A	23%	24%
Customer B	64%	72%
	87%	96%

Total Revenues.  Revenues decreased to $33,768 for the three months ended March 31, 2007 from $172,515 for the three months ended March 31, 2006, a decrease of 80%.  The decrease in revenues for the three months ended March 31, 2007 reflects a decrease in royalties as one customer decreased the usage of our legacy protection software and a decrease in professional services delivered to one other customer.  For the three month period ended March 31, 2007, our two largest customers accounted for 87% of our total revenues.

Royalty Revenues.  As our customers protect their intellectual property with our products, they may pay us a royalty fee based on the licensing arrangement that we have with each customer.  For the three months ended March 31, 2007 the decrease in royalties was due to the decreased usage of our legacy protection software by one customer.  As we make the transition to the enterprise market with our VIP solutions and to the customer remaining on our legacy technology reducing the need for that legacy technology, we expect that royalty revenues as a percentage of overall revenues to continue to decrease.

License Revenues.  The license revenues for the three months ended March 31, 2007 and 2006 remained the same as we continue to have one customer on a quarterly subscription payment.  We have been focused on developing our new solutions.  As a result, we did not seek new customers until our own internally developed protection technologies were ready and we are now seeking new customers. We anticipate that the license revenues will increase as we begin to enter into subscription based and perpetual licenses of our applications to a wider customer base through our reselling partners and our direct sales efforts.

Services Revenues.  The decrease in services revenues for the three months ended March 31, 2007 compared to the year earlier period was primarily due to our continued efforts in developing our VIP technologies as we move away from our VPI product.  We expect our services revenues to increase in the future as we move towards the enterprise software model and offer software support and maintenance services, along with some limited professional services.

EXPENSES	Three Months Ended		Variance
	March 31,		2007 vs. 2006
	2007	2006	$	%
Research and Development	$167,864	260,786	(92,922)	(36%)
Sales, General and Administrative	$417,487	515,384	(97,897)	(19%)
Depreciation and amortization	$19,083	18,997	86	0%
Interest and other (income) expense, net	$33,999	60,611	(26,612)	(44%)

Research and Development.

Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of the existing products, quality assurance and support activities.  Research and development expenses do not include rent or facilities cost because they were immaterial.  For the three months ended March 31, 2007 and 2006, research and development expenses were attributable to enhancements for our full product line, which are ongoing.  As a percentage of our total operating expenses, research and development costs accounted for approximately 28% and 33% for the three months ended March 31, 2007 and 2006, respectively.  The decrease in 2007 is primarily due to a decrease in salaries and reduction in outsourced software development.  While we intend to continue to invest in research and development and expect to incur additional expenses for employees and/or consultants as we develop our VIP products and lessen our dependence on third party royalty bearing, technology in our products.

Sales, General and Administrative.

Sales, general and administrative expenses consist of salaries, benefits, and related costs of our sales, marketing, administrative, finance, business operations and information technology personnel, sales commissions, travel and entertainment expenses, costs of our marketing programs, collateral materials, rent and facilities costs, as well as legal, marketing, and accounting services.  As a percentage of total operating expenses, sales, general and administrative expenses accounted for approximately 69% and 65% for the three months periods ended March 31, 2007 and 2006, respectively.

The decrease in sales, general and administrative expenses in the year ended December 31, 2006 over 2005 is due to primarily to a decrease in legal fees and sales salaries.

We expect in future periods that the percentage of sales and general and administrative to the total operating expenses will increase and research and development expenses will decrease as a percentage of total operating expenses as we increase our revenues.

Interest Expense.

Interest expense decreased in the three months ended March 31, 2007 as compared to the same period in 2006 primarily due to the reduction in subordinated notes payable due to the conversion of the notes into common stock.  We anticipate that the interest expense will increase if we are unsuccessful in raising additional capital and are required to increase our borrowings to cover cash requirements.

LIQUIDITY AND CAPITAL RESOURCES

We will deplete our cash in May 2007 if we do not secure additional capital or do not generate sufficient cash through operations.  In the event we are unable to raise additional funds, we could be forced to cease operations and file for protection under bankruptcy laws.  As of May 15, 2007, we are essentially out of cash.

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

These factors, among others, raise substantial doubt about our ability to continue as a going concern, and our auditors included a going concern paragraph in connection with our financial statements for the year ended December 31, 2006.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To address our cash needs, we engaged an investment banker and we are currently in the process of raising funds through a private placement.  We intend to raise up to $10.225 million, with a minimum raise, or initial close, of $1.0 million, achieved in November 2005.  We have received net cash proceeds of approximately $4.1 million through the private placement as of March 31, 2007.  The Company believes it will receive additional proceeds from the private placement.

We are currently seeking consents and waivers from holders of approximately $650 thousand of Subordinated Notes to convert their principal and accrued interest into shares of Company common stock at $0.36 per share.  We are also seeking consent and waiver from a holder of approximately $360 thousand of Promissory Notes to convert the principal and interest into shares of Company common stock at $0.36 per share.  If we are unable to receive consent from all note holders, we would seek to renegotiate the terms and conditions of those notes, and the failure to do so could result in lawsuits and would have a material adverse affect upon us, possibly resulting in bankruptcy.

We are seeking additional cash investments and loans and could be forced to cease operations and file bankruptcy if additional cash is not secured by the end of May 2007.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2007 and December 31, 2006.

Item 3.

Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended March 31, 2007, the period covered by this Quarterly Report on Form 10-QSB.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting during the three months ended March 31, 2007.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

The Company has approximately $650,000 of Subordinated Promissory Notes that are in default.  Total arrearages as of March 31, 2007 were approximately $887,000 including accrued interest.  The Company is seeking waivers and consents to convert this debt and interest into shares of the Company’s common stock.

The Company is in default upon a $40,000 note payable to an officer of the Company.  Total arrearages as of March 31, 2007 were approximately $44,000, including accrued interest.

The Company is currently in default on notes issued in connection with the Vincera Software, Inc. acquisition, accruing interest at 1.5% per month as long as the notes remain unpaid.  Total arrearages as of March 31, 2007 were approximately $240,000 including accrued interest.

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

Date:  May 15, 2007