Form 10QSB
period 2007-06-30
Vincera, Inc.
filed 2007-08-14
CIK 1303604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

———————————

FORM 10-QSB

☒ QUARTERY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2007

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

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of August 14, 2007, the registrant had 51,734,140 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Issuer Disclosure Format:  YES ☐ NO ☒

Index

PART I – FINANCIAL INFORMATION

2

ITEM 1.

FINANCIAL STATEMENTS

2

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

16

ITEM 3.

CONTROLS AND PROCEDURES

23

PART II – OTHER INFORMATION

23

ITEM 1.

LEGAL PROCEEDINGS

23

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

23

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

24

ITEM 5.

OTHER INFORMATION

24

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

VINCERA, INC.
Unaudited Balance Sheets
As of June 30, 2007 and December 31, 2006
	June 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$1,612	582,218
Accounts receivable, net	-	35,204
Other current assets	51,249	38,631
Property and equipment:
Computer equipment and software	67,632	67,632
Furniture and fixtures	13,860	13,860
Less accumulated depreciation and amortization	(58,581)	(48,699)
Net property and equipment	22,911	32,793
Issuance costs, net of amortization	-	280,281
Software acquired, net of amortization	14,147	42,431
Total assets	89,919	1,011,558
Liabilities
Accounts payable and accrued liabilities	408,021	152,118
Accounts payable, royalties	81,156	69,650
Note payable, related parties	258,876	220,876
Deferred revenues	14,646	20,396
Notes payable	435,000	360,000
Accrued interest payable	298,553	224,207
Subordinated notes payable	650,000	650,000
Common stock, 19,402,530 issued and outstanding at December 31, 2006, subject to registration rights agreement, at fair value	-	6,984,908
Derivative liability, contingent warrants issued with common stock sales	-	326,507
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	-	48,201
Total liabilities	2,146,252	9,056,863
Stockholders’ deficit:
Preferred stock, 30,000,000 authorized, 15,000,000 designated Series A convertible preferred $.001 par value, 1,807,588 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,808	1,808
Additional paid-in-capital – Series A Preferred	901,970	901,970
Common stock, $.001 par value, 100,000,000 shares authorized and 51,588,417 and 32,280,587 and shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	51,590	32,282
Additional paid-in-capital	13,088,070	5,968,453
Note receivable from shareholders for purchase of stock	-	(6,250)
Accumulated deficit	(16,099,771)	(14,943,568)
Total stockholders’ deficit	(2,056,333)	(8,045,305)
Total liabilities and stockholders' deficit	$89,919	1,011,558

See accompanying notes to financial statements

VINCERA, INC.
Unaudited Statements of Operations
For the Three Months and Six Months Ended June 30,

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Royalties	$16,587	28,667	38,355	152,155
Licenses	4,500	4,500	9,000	9,000
Services	6,250	59,702	13,750	104,229
Total revenues	27,337	92,869	61,105	265,384
Expenses:
Research and development	177,958	247,631	345,819	508,417
Sales, marketing, general and administrative	339,694	423,014	757,184	938,398
Depreciation and amortization	19,083	19,322	38,166	38,319
Total operating expenses	536,735	689,967	1,141,169	1,485,134
Loss from operations	(509,398)	(597,098)	(1,080,064)	(1,219,750)
Interest and other income (expense), net	(42,140)	(80,514)	(76,139)	(141,125)
Net loss	$(551,538)	(677,612)	(1,156,203)	(1,360,875)

Basic and diluted loss per share	$(0.01)	(0.02)	(0.02)	(0.04)
Weighted average common shares outstanding:
Basic and fully diluted	51,587,855	31,562,617	51,635,486	31,661,911

See accompanying notes to financial statements

VINCERA, INC.
Unaudited Statements of Stockholders' Deficit
Six Months Ended June 30, 2007
	Preferred Stock			Common Stock
	Shares	Par	APIC	Shares	Par	APIC	Shareholder Loans	Retained Deficit	Total Equity
Balances at December 31, 2006	1,807,588	$1,808	$901,970	32,280,587	$32,282	$5,968,453	$(6,250)	$(14,943,568)	$(8,045,305)
Reclassification of derivative liabilities and common stock subject to a registration statement to equity	-	-	-	19,402,530	19,403	7,059,932	-	-	7,079,335
Common stock sales and common stock issued to placement agent	-	-	-	30,300	30	10,697	-	-	10,727
Common stock warrants issued with notes payable	-	-	-	-	-	3,667	-	-	3,667
Default on loan to employee for early exercise of stock options	-	-	-	(125,000)	(125)	(6,125)	6,250	-	-
Share based compensation expense	-	-	-	-	-	51,446	-		51,446
Net loss	-	-	-	-	-	-	-	(1,156,203)	(1,156,203)
Balances at June 30, 2007	1,807,588	$1,808	$901,970	51,588,417	$51,590	$13,088,070	$-	$(16,099,771	$(2,056,333)

See accompanying notes to financial statements

VINCERA, INC.
Unaudited Statements of Cash Flows
Six Months Ended June 30,

	2007	2006
Cash flows from operating activities:
Net loss	$(1,156,203)	$(1,360,875)
Adjustments to reconcile net loss to net cash used in operating activities
Non cash adjustments:
Share based compensation expense	51,446	62,931
Warrants issued with notes payable	3,667	-
Depreciation and amortization	38,166	27,215
Amortization of issuance costs	-	161,172
Changes in operating assets and liabilities:
Accounts receivable	35,204	5,487
Other current assets	(12,618)	(30,397)
Accounts payable and accrued liabilities	255,903	(236,555)
Accounts payable, royalties	11,506	45,646
Deferred rent payable	-	(2,075)
Deferred revenue	(5,750)	4,000
Accrued interest payable	74,346	(56,022)
Net cash used in operating activities	(704,333)	(1,379,473)
Cash flows from investing activities:
Purchases of property and equipment	-	(761)
Net cash used in investing activities	-	(761)
Cash flows from financing activities:
Proceeds from notes payable, related parties	38,000	-
Proceeds from notes payable	75,000	-
Proceeds from sales of common stock	10,727	1,346,427
Net cash provided by financing activities	123,727	1,346,427
Net decrease in cash and cash equivalents	(580,606)	(33,807)
Cash and cash equivalents at beginning of period	582,218	140,071
Cash and cash equivalents at end of period	$1,612	$106,264
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Common stock issued in conversion of preferred stock	$-	$227,413
Common stock subject to registration rights agreement issued for conversion of subordinated notes payable and interest	$-	$175,713
Reclassification of liabilities to equity. Note 2

See accompanying notes to financial statements.

VINCERA, INC.

Notes to Financial Statements as of June 30, 2007 and December 31, 2006 and

for the Six Months and Three Months Ended June 30, 2007 and 2006

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

The financial statements and the notes of the Company as of June 30, 2007 and December 31, 2006 and for the six months and three months ending June 30, 2007 and 2006 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2006 audited financial statements contained in the Company’s Form 10-KSB, filed April 2, 2007.  In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

VINCERA, INC.

Notes to Financial Statements as of June 30, 2007 and December 31, 2006 and

for the Six Months and Three Months Ended June 30, 2007 and 2006

(2)

Summary of Significant Accounting Policies (continued)

(b)

Loss per Common Share (continued)

Shown below are the incremental common shares attributable to the exercise of outstanding options and warrants that were excluded from the computation of diluted loss per share because the effect would be antidilutive.

	2007	2006
Warrants and stock options	16,693,720	7,713,846

 (c)

Customer Concentration

During the three months and six months ended June 30, 2007 and 2006, the Company experienced a revenue concentration in customers as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Customer A	61%	31%	63%	57%
Customer B	28%	63%	25%	38%
	89%	94%	88%	95%

The loss of these customers would have a materially adverse effect on financial results.

(d)

Adoption of New Accounting Pronouncements

In January 2007, the Company adopted FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements.  This addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  This pronouncement shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this pronouncement, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

The Company sold common stock and converted debt into equity with a registration rights agreement and prior to FSB EITF 00-19-2, accounted for the common stock and warrants issued under the registration rights agreement as derivative liabilities due to the uncertainty of the Company’s ability to register the shares. Notes 5 and 6.  FSP EITF 00-19-2 specifically addressed the accounting for a registration rights agreement and the requirement to classify instruments subject to registration rights agreements as liabilities, was withdrawn.  The Company re-evaluated its accounting for the conversions of the notes into common stock and determined that the transactions be re-characterized as equity per FSP EITF 00-19-2.  As such, the Company has reclassified the derivative liabilities and common stock subject to registration statement to equity, effective January 1, 2007.  The Company has assessed the liquidated damages under the registration rights agreement using FASB Statement No. 5, Accounting for Contingencies, and determined that its only requirement would be to issue penalty warrants if the stock is not registered and therefore has not accrued any contingent liability for the Company’s failure to register the stock per the registration rights agreement.

VINCERA, INC.

Notes to Financial Statements as of June 30, 2007 and December 31, 2006 and

for the Six Months and Three Months Ended June 30, 2007 and 2006

(2)

Summary of Significant Accounting Policies (continued)

(d)

Adoption of New Accounting Pronouncements (continued)

The effect of the reclassification of the derivative liabilities and common stock subject to registration statement to equity is shown in the table below:

	As Filed Dec. 31, 2006	Effect of re-characterization of derivative liabilities	Net Account Balances after Reclassification
Assets
Issuance costs, net of amortization	$280,281	(280,281)	-
Liabilities
Common stock, 19,402,530 issued and outstanding at December 31, 2006, subject to registration rights agreement, at fair value	6,984,908	(6,984,908)	-
Derivative liability, contingent warrants issued with common stock sales	326,507	(326,507)	-
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	48,201	(48,201)	-
Total liability reclassification	7,359,616	(7,359,616)	-
Stockholders’ deficit:
Common stock	32,282	19,403	51,685
Additional paid-in-capital	5,968,453	7,059,932	13,028,385
Total stockholders' equity reclassification	6,000,735	7,079,335	13,080,070
Total liabilities and stockholders' deficit reclassification	$13,360,351	(280,281)	13,080,070

(3)

Liquidity and Capital Resources

The Company will deplete its cash in September 2007 if it does not secure additional capital or does not generate sufficient cash through operations.  In the event the Company is unable to raise additional funds, it will be forced to cease operations and file for protection under bankruptcy laws.  As of August 14, 2007, the Company has approximately $75 thousand in cash due to the execution of several promissory notes in July and August 2007.

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

To address its cash needs, the Company has engaged an investment banker and is currently in the process of raising funds through a private placement.  The Company intends to raise up to $10.225 million, with a minimum raise, or initial close, of $1.0 million, achieved in November 2005.  At the intended maximum raise of $10.225 million, the Company would have approximately $8.9 million in net proceeds. The Company has received net cash proceeds of approximately $4.1 million through the private placement as of June 30, 2007.  There can be no assurance that the Company will be successful in raising additional funds in the private placement.

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

The Company is actively seeking additional cash investment in the Company and will be forced to cease operations and file bankruptcy if additional cash is not secured by the end of September 2007.

VINCERA, INC.

Notes to Financial Statements as of June 30, 2007 and December 31, 2006 and

for the Six Months and Three Months Ended June 30, 2007 and 2006

 (4)

Commitments and Contingencies

Litigation

The Company has no outstanding legal actions against it.

Payroll Tax Liabilities

The Company has not made its state and federal payroll tax deposits for the three months ended June 30, 2007 and owes approximately $73 thousand including estimated interest and penalties of approximately $8 thousand. The Company has accrued these amounts in accounts payable and accrued liabilities.  As of August 14, 2007, the Company had not made its state and federal payroll tax deposits for the period from July 1 to August 14, 2007, estimated to be another $38 thousand.  The Company has paid its liabilities relating to its 401(k) plan.

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

On May 2, 2007, the Company issued one note to a current employee of the Company with a principal amount of $25,000 and a maturity date of December 15, 2007, or when the Company receives investments of at least $3,000,000 from Fifth Street Capital.  The note bears an interest rate of 10% per annum.  This note contains similar terms as other short-term promissory note holders.

In May 2007, the Company issued one note to a current investor with a principal amount of $50,000 and a maturity date of September 15, 2007.  The note bears an interest rate of 10% per annum and a warrant for 41,667 shares of its common stock at a strike price of $0.36.  The warrant expires 18 months from the final close of the Company’s private placement.  The Company has valued the warrants at approximately $2,083 as using the Black-Scholes method using the following assumptions: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 1.5 years, and a 25% volatility factor.  The principal and interest of this note will automatically convert to shares of our common stock at the private placement price of $0.36 per share on the final close of the Company’s private placement.

Notes Payable Related Party

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

In June 2007, the Company issued one note to a current director with a principal amount of $38,000 and a maturity date of December 31, 2007.  The note bears an interest rate of 10% per annum and a warrant for 31,667 shares of our common stock at a strike price of $0.36. The Company has valued the warrants at approximately $1,583 as using the Black-Scholes method using the following assumptions: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 1.5 years, and a 25% volatility factor.  The warrant expires 18 months from the final close of the Company’s private placement.  The principal and interest of this note will automatically convert to shares of our common stock at the private placement price of $0.36 per share on the final close of the Company’s private placement.

VINCERA, INC.

Notes to Financial Statements as of June 30, 2007 and December 31, 2006 and

for the Six Months and Three Months Ended June 30, 2007 and 2006

(5)

Notes Payable (continued)

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

In January 2007, the Company adopted “FSP EITF 00-19-2” as discussed in Note 2.

VINCERA, INC.

Notes to Financial Statements as of June 30, 2007 and December 31, 2006 and

for the Six Months and Three Months Ended June 30, 2007 and 2006

(5)

Notes Payable (continued)

Subordinated Notes Payable (Continued)

FSP EITF 00-19-2 specifically addressed the accounting for a registration rights agreement and the requirement to classify instruments subject to registration rights agreements as liabilities was withdrawn.  The Company re-evaluated its accounting for the conversions of the notes into common stock and determined that the transactions be re-characterized as equity per FSP EITF 00-19-2.  As such, the Company has reclassified the derivative liabilities and common stock subject to registration statement to equity, effective January 1, 2007.

The net effect of the reclassification of all the conversions of notes into common stock combined with the sales of common stock discussed in Note 6, resulted in the elimination of debt issuance costs of approximately $280 thousand, a decrease in liabilities by eliminating the derivative liabilities of approximately $7.4 million and an increase in common stock plus additional paid in capital of approximately $7.1 million.

The Subordinated Notes converted into shares of common stock for the years ended December 31, 2006 and 2005 are presented in the table below with the numbers in the table corresponding to the list above.  The values for the warrants shown below are the fair values of the warrants.  There were no conversions in the six months ended June 30, 2007.

		All Conversions
		Shares	Value
Common stock issued	(1)	5,401,188	$1,944,428
Common stock issued to placement agent	(1)	54,012	$19,444
Additional warrants issued	(2)	2,700,614	$27,006
Warrants issued to placement agent	(3)	378,083	$18,904
Warrants issued to placement agent	(4)	216,047	-
Placement fees	(5)		$137,000

Summary of stock and warrants issued: Common stock subject to registration rights		5,455,200	$1,963,872
Warrants issued with conversions		3,294,744	$45,910

(6)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each common stockholder is entitled to one vote per share of common stock owned.  During the six months ended June 30, 2007 and the year ended December 31, 2006 the Company issued 30,300 and 7,503,496, respectively, of shares of common stock in nine interim closes of the Company’s private placement.

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

VINCERA, INC.

Notes to Financial Statements as of June 30, 2007 and December 31, 2006 and

for the Six Months and Three Months Ended June 30, 2007 and 2006

(6)

Common Stock (continued)

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

The following table presents the summary of the interim closes of the private placement for the year ended December 31, 2006, for the six months ended June 30, 2007 and the total of all interim closes.  The values for the warrants shown below are the fair values of the warrants.

		Interim Closes of PPM Through 12/31/06		9th Close Apr. 30, 2007		Interim Closes of PPM Through 6/30/07
		Shares	Value	Shares	Value	Shares	Value
Common stock sales	(1)	10,531,194	$3,791,230	30,000	$10,800	10,561,194	$3,802,030
Common stock issued to placement agent	(1)	105,311	$37,912	300	$108	105,611	$38,020
Contingent warrants issued	(2)	2,632,799	$289,608	7,500	$825	2,640,299	$290,433
Placement agent warrants - W1	(3)	737,183	$36,859	2,100	$105	739,283	$36,964
Placement agent warrants - W2	(4)	375,302	$-	1,200	$-	376,502	$-
Placement and legal expenses	(5)	-	$429,904	-	$1,296	-	$431,200
Net cash received		-	$4,070,551	-	$9,504	-	$4,080,055

Summary of stock and warrants issued: Common stock subject to registration rights		10,636,505	$3,829,142	30,300	$10,908	10,666,805	$3,840,050
Contingent warrants issued with common stock sales		3,745,284	$326,467	10,800	$930	3,756,084	$327,397

In January 2007, the Company adopted “FSP EITF 00-19-2” as discussed in Note 2.

FSP EITF 00-19-2 specifically addressed the accounting for a registration rights agreement and the requirement to classify instruments subject to registration rights agreements as liabilities was withdrawn.  The Company re-evaluated its accounting for the conversions of the notes into common stock and determined that the transactions be re-characterized as equity per FSP EITF 00-19-2. As such, the Company has reclassified the derivative liabilities and common stock subject to registration statement to equity, effective January 1, 2007.

The net effect of the reclassification of all the conversions of notes into common stock combined with the sales of common stock discussed in Note 6, resulted in the elimination of debt issuance costs of approximately $280 thousand, a decrease in liabilities by eliminating the derivative liabilities of approximately $7.4 million and an increase in common stock plus additional paid in capital of approximately $7.1 million.

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

A former employee defaulted on a loan for $6,250 for the purchase of 125,000 shares of the Company’s common stock in 2003.  The loan was collateralized by the common stock purchased and the 125,000 shares were returned to the Company.

VINCERA, INC.

Notes to Financial Statements as of June 30, 2007 and December 31, 2006 and

for the Six Months and Three Months Ended June 30, 2007 and 2006

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

In conjunction with the Company’s private placement and the filing of the Company’s Form 10-SB, the Company has sought and received the consent of the holders of 8,115,474 shares of the Series A Preferred Stock to convert into 8,115,474 shares of the Company’s common stock.  There were no shares of Series A Preferred Stock converted in the six months ended June 30, 2007.  These shareholders continue to hold warrants to purchase 2,154,028 shares of Series A Preferred Stock.  These warrants do not have any contractual registration rights.

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

VINCERA, INC.

Notes to Financial Statements as of June 30, 2007 and December 31, 2006 and

for the Six Months and Three Months Ended June 30, 2007 and 2006

(8)

Common Stock Option/Stock Incentive Plan (Continued)

3.

Exercise Price of a Nonstatutory Stock Option – The exercise price shall not be less than 20% of the fair market value of the common stock on the date the option is granted.

Under the Plan, stock bonuses and restricted stock awards in the form of shares of common stock may be issued directly to employees, members of the Board of Directors, or other individuals.  Shares of common stock issued as stock bonuses may vest immediately, or in one or more installments, at the discretion of the Board of Directors.  Recipients of stock bonuses and restricted stock awards have full stockholder rights with respect to any shares of common stock issued, regardless of whether such shares are vested.  During the six months ended June 30, 2007 and the year ended December 31, 2006, no shares of common stock were issued as stock bonuses or restricted stock awards.

Stock options issued under the Plan have vesting schedules as determined by the Board of Directors, which are generally four years.  Unless terminated at an earlier date by action of the Board of Directors, the Plan terminates on November 4, 2012.

These options were issued pursuant to the Plan and are reflected in the disclosures below.

A total of 350,000 options were granted during the three months ended June 30, 2007.

Prior to the approval of the Plan, the Company granted stock options through the direct actions of the Board of Directors.  Options representing a total of 2,707,000 shares as of December 31, 2006 and 2005 were issued in this manner, outside of the Plan.

Under the Company’s Plan, of the 9,000,000 shares that are authorized to be issued, the Company has:

•

Options to purchase 3,706,875 shares of the Company’s common stock have been issued under the Plan and are outstanding as of June 30, 2007;

•

The Company may issue up to an additional 3,316,667 options, stock bonus awards or restricted stock awards

A summary of activity in common stock options for the six months ended June 30, 2007 is as follows, and includes options granted through the Plan and outside the Plan:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding December 31, 2006	6,223,250	$0.001-$0.36	$0.07
Options granted	350,000	$0.36	$0.36
Options exercised	-	-	-
Options forfeited	159,375	$0.36	$0.36
Options outstanding June 30, 2007	6,413,875	$0.001-$0.36	$0.14

The following is a summary of options outstanding and exercisable at June 30, 2007:

	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
Vested	4,477,758	4.2	$0.08
Unvested	1,936,117	8.1	$0.28
Total Outstanding	6,413,875	5.3	$0.14

Compensation expense related to the Company’s share-based awards during the six months ended June 30, 2007 and 2006 was approximately $51,446 and $62,931, respectively.

The fair value of the options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the six months ended June 30, 2007: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 5 to 10 years, and a 25% volatility factor.  For the six months ended June 30, 2006, the following assumptions were used: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 4 years, and a 25% volatility factor.  The weighted-average per share grant date fair value for the six months ended June 30, 2007 was $0.10.

VINCERA, INC.

Notes to Financial Statements as of June 30, 2007 and December 31, 2006 and

for the Six Months and Three Months Ended June 30, 2007 and 2006

(8)

Common Stock Option/Stock Incentive Plan (Continued)

At June 30, 2007, there was approximately $249 thousand of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan.  The expense is expected to be recognized over a weighted-average period of 2.5 years.

(9)

Subsequent Events

During July 2007, the Company completed a 10th interim close of the private placement of 57,650 shares of its common stock for a cash price of $0.36 per share, totaling approximately $21 thousand.  Each investor also received a five year warrant to purchase common shares representing twenty-five percent of their investment at an exercise price of $0.36 per share.  These warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering.  The placement agent received a cash fee of approximately 7%, common stock equal to 1% of the shares sold, and warrants to purchase common stock equal to 7 % of the shares sold at an exercise price of $0.36, and warrants to purchase common stock equal to 4% of the shares sold at $0.594 per share.  Net proceeds from the close were approximately $18 thousand.

	10th Close of Private Placement July 3, 2007
	Shares	Value
Common stock sales	57,560	$20,754
Common stock issued to placement agent	577	$208
Contingent warrants issued	14,413	$1,585
Placement agent warrants - W1	4,036	$202
Placement agent warrants - W2	2,306	-
Summary of Fees and Cash Received: Placement and legal expenses	-	$2,490
Approximate net cash received	-	$18,264

During July and August 2007, the Company issued eight notes payable, ranging from $5 thousand to $100 thousand, totaling approximately $297 thousand, maturing in December 2007 at 10% interest rate per annum. The note holders also received warrants for the Company’s common stock at a strike price of $0.36, equal to 30% of the principal amount.  The warrants expires 18 months from the final close of the Company’s private placement.  On August 9, 2007, one note holder discussed above, converted their promissory note principal and interest in the amount of $38,164 into 106,567 shares of common stock with the same terms and conditions as the other participants discussed above.

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

Summary Financial Information

Statements of Operations Data:		Three Months Ended		Six Months Ended
		June 30, 2007		June 30, 2007
		2007	2006	2007	2006
Revenues		$27,337	92,869	61,105	265,384
Total operating expenses		$536,735	689,967	1,141,169	1,485,134
Loss from operations		$(509,398)	(597,098)	(1,080,064)	(1,219,750)
Net loss		$(551,538)	(677,612)	(1,156,203)	(1,360,875)
Basic and diluted loss per share	$	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Balance Sheet Data:
	June 30, 2007	December 31,
	2007	2006
Cash and cash equivalents	$1,612	582,218
Intangibles, net of amortization	$14,147	322,712
Total assets	$89,919	1,011,558
Liabilities	$2,146,252	9,056,863
Stockholders' deficit	$(2,056,333)	(8,045,305)

Overview

We license our software to companies concerned with guarding intellectual property and other sensitive data, and all businesses that need to track and manage how their own end-users are using their distributed intellectual property.  These customers must prevent illicit access, theft, or alteration to sensitive data, and they need to track their clients’ behavior throughout the business cycle to best focus compliance efforts.  The ability to: identify the client who downloaded the document initially; monitor all locations where the document is accessed; determine if the document is being used according to business rules associated with the document; alert the appropriate people if the document is being used outside of compliance to the business rules; and the ability to manage the document to disable it from being used; is collectively called “document threading,” which we believe is unique to our product offering and is one of the patents pending that we have.  We believe that companies that are concerned with document security typically would through the following methods:

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

•

Disable: Customers can disable a document, such that the document can not be opened for reading, the document can be limited for a specific document thread, or they can disable the document for everyone.  Disabling the document means not only that the information cannot be forwarded, but that any sensitive information already distributed will be disabled as well.

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

Vincera's customers are security, privacy, and risk officers in all enterprises who use Internet-based technology to e-distribute sensitive data such as intellectual property, personally identifiable information, and/or personal health information, and who are charged with safeguarding these sensitive data.

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

•

The document security solution must enable our customer to gather behavioral intelligence as the content is distributed, viewed, and, in many cases, re-distributed by the initial recipient, a/k/a document thread;

•

The document security solution must enable the ability to manage access to the content, taking that document thread of the digital content out of circulation if need be; and

•

The document security solution must enable reporting and alerts based on relevant thresholds and business rules.

We sell our products through flexible licensing, such as a subscription-based model and a one-time (a/k/a. perpetual) license fee with annual maintenance and support (which provides for enhancements to the product and customer support).  Professional services, such as consulting and education, are a key part of our overall solution to our customers.  By providing these professional services, we are able to work with our customers to help them achieve the success and return on investment they require from their investment in our technologies.

We market our VIP product both directly and through channel partners to large enterprise customers, such as the Fortune 5000, and Small-to-Medium businesses (SMB) who have the need or requirement to protect and manage their intellectual property, proprietary information, and sensitive information.  Although applicable to many industries, our initial focus is on the major markets of: financial services; healthcare (including pharmaceuticals); government; and manufacturing.  We also market our VIP product to other software vendors where our solution would provide a value-add to their software products.  Applicable in many markets, we have initially focused on Data Loss Prevention (DLP) and Digital Rights Management (DRM) software vendors.  We believe these segments have the greatest need and are most likely to allocate budget dollars towards acquiring our solutions.

Our primary sales strategy is to:

•

Sell direct to organizations in our targeted markets, which we will do on a very limited basis;

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

For the three months ended June 30, 2007, we signed up three (3) resellers and one (1) Data Loss Prevention partner.

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

Adoption of New Accounting Pronouncements

In January 2007, the Company adopted FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements.  This addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including

Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements.  The No. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  This pronouncement shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this pronouncement, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

The Company sold common stock and converted debt into equity with a registration rights agreement and prior to FSB EITF 00-19-2, accounted for the common stock and warrants issued under the registration rights agreement as derivative liabilities due to the uncertainty of the Company’s ability to register the shares.  Notes 5 and 6.  FSP EITF 00-19-2 specifically addressed the accounting for a registration rights agreements and the requirement to classify instruments subject to registration rights agreements as liabilities, was withdrawn.  The Company re-evaluated its accounting for the conversions of the notes into common stock and determined that the transactions be re-characterized as equity per FSP EITF 00-19-2.  As such, the Company has reclassified the derivative liabilities and common stock subject to registration statement to equity, effective January 1, 2007.  The Company has assessed the liquidated damages under the registration rights agreement using FASB Statement No. 5, Accounting for Contingencies, and determined that its only requirement would be to issue penalty warrants if the stock is not registered and therefore has not accrued any contingent liability for the Company’s failure to register the stock per the registration rights agreement.

The effect of the reclassification of the derivative liabilities and common stock subject to registration statement to equity is shown in the table below:

	As Filed Dec. 31, 2006	Effect of re-characterization of derivative liabilities	Net Account Balances after reclassification
Assets
Issuance costs, net of amortization	$280,281	(280,281)	-
Liabilities
Common stock, 19,402,530 issued and outstanding at December 31, 2006, subject to registration rights agreement, at fair value	6,984,908	(6,984,908)	-
Derivative liability, contingent warrants issued with common stock sales	326,507	(326,507)	-
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	48,201	(48,201)	-
Total liability reclassification	7,359,616	(7,359,616)	-
Stockholders’ deficit:
Common stock	32,282	19,403	51,685
Additional paid-in-capital	5,968,453	7,059,932	13,028,385
Total stockholders' equity reclassification	6,000,735	7,079,335	13,080,070
Total liabilities and stockholders' deficit reclassification	$13,360,351	(280,281)	13,080,070

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

Comparisons of the Three Months Ended June 30, 2007 and 2006

REVENUES	Three Months Ended		Variance
	June 30,		2007 vs. 2006
	2007	2006	$	%
Total revenues	$27,337	92,869	(65,532)	(71%)
Royalty revenues	$16,587	28,667	(12,080)	(42%)
License revenues	$4,500	4,500	-	0%
Service	$6,250	59,702	(53,452)	(90%)

Comparisons of the Six Months Ended June 30, 2007 and 2006

REVENUES	Six Months Ended		Variance
	June 30,		2007 vs. 2006
	2007	2006	$	%
Total revenues	$61,105	265,384	(204,279)	(77%)
Royalty revenues	$38,355	152,155	(113,800)	(75%)
License revenues	$9,000	9,000	-	0%
Service	$13,750	104,229	(90,479)	(87%)

During the three months and six months ended June 30, 2007 and 2006, the Company experienced a revenue concentration in customers as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Customer A	61%	31%	63%	57%
Customer B	28%	63%	25%	38%
	89%	94%	88%	95%

Total Revenues.  Revenues decreased for the three months and six months ended June 30, 2007 from the same periods in 2006. The decrease in revenues for the three months and the six months ended June 30, 2007 reflects a decrease in royalties as one customer decreased the usage of our legacy protection software and a decrease in professional services delivered to one other customer.  For the three month and six month periods ended June 30, 2007, our two largest customers accounted for 89% and 88% of our total revenues, respectively.  Our go-to-market strategy is to acquire value-added resellers (VAR’s), vendors of Data Loss Prevention/Information Loss Prevention (DLP/ILP) solutions, and managed security services providers (MSSP’s).  In the three months ended June 30, 2007, we have signed agreements with three value-added resellers, LuciData, DataForeSight, and Information Gateways Ltd. Pty. located in Australia and New Zealand, which gives us our first partner outside of the US.  We also signed a partnership agreement with Tablus, which is one of the leading Data Loss Prevention vendors.  As we move forward it is our intent to continue to sign up key partnerships with resellers, vendors, systems integrators, and MSSP’s in the security sector.

Royalty Revenues.  As our customers protect their intellectual property with our products, they may pay us a royalty fee based on the licensing arrangement that we have with each customer.  For the three months ended June 30, 2007 the decrease in royalties was due to the decreased usage of our legacy protection software by one customer.  As we make the transition to the enterprise market with our VIP solutions and to the customer remaining on our legacy technology reducing the need for that legacy technology, we expect that royalty revenues as a percentage of overall revenues to continue to decrease.

License Revenues.  The license revenues for the three months ended June 30, 2007 and 2006 remained the same as we continue to have one customer on a quarterly subscription payment.  We have focused on developing our new solutions and in establishing partnerships with resellers, vendors, systems integrators, and MSSP’s in the security sector who will become our sales agents. We anticipate that the license revenues will increase as we begin to enter into subscription based and perpetual licenses of our applications to a wider customer base through our reselling partners and our limited direct sales efforts.  The development of channel partners may take at least six (6) months from the time we sign them as partners to the point where they are at a point of being able to produce revenue for us.

Services Revenues.  The decrease in services revenues for the three months ended June 30, 2007 compared to the year earlier period was primarily due to our continued efforts in developing our VIP technologies as we move away from our VPI product.  We expect our services revenues to increase in the future as we move towards the enterprise software model and offer software support and maintenance services, along with some limited professional services.

EXPENSES	Three Months Ended		Variance
	June 30, 2007		2007 vs. 2006
	2007	2006	$	%
Research and Development	$177,958	247,631	(69,673)	(28%)
Sales, General and Administrative	$339,694	423,014	(83,320)	(20%)
Depreciation and amortization	$19,083	19,322	(239)	(1%)
Interest and other (income) expense, net	$42,140	80,514	(38,374)	(48%)

EXPENSES	Six Months Ended		Variance
	June 30, 2007		2007 vs. 2006
	2007	2006	$	%
Research and Development	$345,819	508,417	(162,598)	(32%)
Sales, General and Administrative	$757,184	938,398	(181,214)	(19%)
Depreciation and amortization	$38,166	38,319	(153)	0%
Interest and other (income) expense, net	$76,139	141,125	(64,986)	(46%)

Research and Development.

Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of the existing products, quality assurance and support activities.  Research and development expenses do not include rent or facilities cost because they were immaterial.  For the three months ended June 30, 2007 and 2006, research and development expenses were attributable to enhancements for our full product line, which are ongoing.  As a percentage of our total operating expenses, research and development costs accounted for approximately 33% and 36% for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2007, research and development as a percentage of total operating expenses was 66% and 63%, respectively.  The decrease in 2007 for both the three months and six months ended June 30, 2007, is primarily due to a decrease in salaries and contract labor.

We intend to continue to invest in research and development and expect to incur additional expenses for employees and/or consultants as we develop our VIP products and lessen our dependence on third party royalty bearing technology in our products.

Sales, General and Administrative.

Sales, general and administrative expenses consist of salaries, benefits, and related costs of our sales, marketing, administrative, finance, business operations and information technology personnel, sales commissions, travel and entertainment expenses, costs of our marketing programs, collateral materials, rent and facilities costs, as well as legal, marketing, and accounting services.  Sales, general and administrative expenses decreased approximately 20% for the three months and six months ended June 30, 2007 over the same periods in 2006, primarily because of decreased sales salaries and travel expenses.   We expect our sales, general and administrative expenses to increase substantially in future periods if we are successful in raising additional capital in our private placement.

We expect in future periods that the percentage of sales and general and administrative to the total operating expenses will increase and research and development expenses will decrease as a percentage of total operating expenses as we increase our revenues.

Interest Expense.

Interest expense decreased in the three months and six months ended June 30, 2007 as compared to the same period in 2006 primarily due to the decrease in amortization of issuance costs discussed under new accounting pronouncements.  We anticipate that the interest expense will increase if we are unsuccessful in raising additional capital and are required to increase our borrowings to cover cash requirements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources.

We will deplete our cash in September 2007 if we do not secure additional capital or do not generate sufficient cash through operations.  In the event we are unable to raise additional funds, we will be forced to cease operations and file for protection under bankruptcy laws. As of August 14, 2007, we have approximately $75 thousand in cash due the execution of several promissory notes in July and August 2007 (Note 9).

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

These factors, among others, raise substantial doubt about our ability to continue as a going concern, and the Company’s auditors included a going concern paragraph in connection with the Company’s financial statements for the year ended December 31, 2006.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To address our cash needs, we have engaged an investment banker and are currently in the process of raising funds through a private placement.  We intend to raise up to $10.225 million.  At the intended maximum raise of $10.225 million, we would have approximately $8.9 million in net proceeds.  We have received net cash proceeds of approximately $4.1 million through the private placement as of June 30, 2007.  There can be no assurance that the Company will be successful in raising additional funds in the private placement.

We are currently seeking consents and waivers from holders of approximately $650 thousand of Subordinated Notes to convert their principal and accrued interest into shares of Company common stock at $0.36 per share.  We are also seeking a consent and waiver from a holder of approximately $360 thousand of Promissory Notes to convert the principal and interest into shares of Company common stock at $0.36 per share.  If we are unable to obtain the consents from all note holders, we would seek to renegotiate the terms and conditions of those notes, and the failure to do so could result in more lawsuits and would have a material adverse affect upon the Company, possibly resulting in bankruptcy.

The Company is actively seeking additional cash investment in the Company and will be forced to cease operations and file bankruptcy if additional cash is not secured by the end of September 2007.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2007 and December 31, 2006.

Item 3.

Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2007, the period covered by this Quarterly Report on Form 10-QSB.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting during the three months ended June 30, 2007.

The Company is required to be in compliance with SOX 404 certification requirements relating to internal control for the year ending December 31, 2007.  During 2007, the Company has experienced severe cash flow problems and as a result has not had the resources to address fully the SOX 404 certification requirements.  The Company is working with the board of directors on implementing internal controls and hiring of qualified personnel in the accounting and finance department. Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities only.  While management is working on a plan, no assurance can be made at this point.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In April 2007, the Company had an interim close of the private placement of 30,000 shares of its common stock to 1 accredited investors for a cash price of $0.36 per share.  The investor also received a five year common stock purchase warrant for 25% of their investment at an exercise price of $0.36 per share, which warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering.  The aggregate proceeds of the offering were $10,800.  The placement agent received a fee of approximately $756, a warrant to purchase 7,500 shares of common stock at an exercise price of $0.36, a warrant to purchase 2,100 shares of common stock at an exercise price of $0.594 per share and 300 shares of common stock.  These warrants are exercisable for a period of 18 months from the date of the final close of the offering.

Item 3.

Defaults Upon Senior Securities

The Company has approximately $650,000 of Subordinated Promissory Notes that are in default.  Total arrearages as of June 30, 2007 were approximately $843,000 including accrued interest.  The Company is seeking waivers and consents to convert this debt and interest into shares of the Company’s common stock.

The Company is in default upon a $40,000 note payable to an officer of the Company.  Total arrearages as of June 30, 2007 were approximately $45,000, including accrued interest.

The Company is currently in default on notes issued in connection with the Vincera Software, Inc. acquisition, accruing interest at 1.5% per month as long as the notes remain unpaid.  Total arrearages as of June 30, 2007 were approximately $273 thousand including accrued interest.

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

Date:  August 14, 2007