Form 10QSB
period 2007-09-30
Vincera, Inc.
filed 2007-11-14
CIK 1303604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

———————————

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2007

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

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of November 14, 2007, the registrant had 52,568,811 shares of common stock, par value $0.001, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

VINCERA, INC.
Balance Sheets
As of September 30, 2007 and December 31, 2006
	2007	2006
Assets	(Unaudited)
Cash and cash equivalents	$5,965	582,218
Accounts receivable, net	4,871	35,204
Other current assets	35,566	38,631
Property and equipment:
Computer equipment and software	67,632	67,632
Furniture and fixtures	13,860	13,860
Less accumulated depreciation and amortization	(62,895)	(48,699)
Net property and equipment	18,597	32,793
Issuance costs, net of amortization	-	280,281
Software acquired, net of amortization	-	42,431
Total assets	64,999	1,011,558
Liabilities
Accounts payable and accrued liabilities	476,788	152,118
Accounts payable, royalties	84,652	69,650
Notes payable, related parties	258,876	220,876
Deferred revenues	12,896	20,396
Notes payable	694,200	360,000
Accrued interest payable	342,274	224,207
Subordinated notes payable	650,000	650,000
Common stock, 19,402,530 issued and outstanding at December 31, 2006, subject to registration rights agreement, at fair value	-	6,984,908
Derivative liability, contingent warrants issued with common stock sales	-	326,507
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	-	48,201
Total liabilities	2,519,686	9,056,863
Stockholders’ deficit:
Preferred stock 30,000,000 authorized, 15,000,000 designated Series A convertible preferred $.001 par value, 985,284 and 1,807,588 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	986	1,808
Additional paid-in-capital – Series A Preferred	491,640	901,970
Common Stock, $.001 par value, 100,000,000 shares authorized and 52,568,811 and 32,280,587 and shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	52,569	32,282
Additional paid-in-capital	13,687,545	5,968,453
Note receivable from shareholder for purchase of stock	-	(6,250)
Accumulated deficit	(16,687,427)	(14,943,568)
Total stockholders’ deficit	(2,454,687)	(8,045,305)
Total liabilities and stockholders' deficit	$64,999	1,011,558

See accompanying notes to financial statements

VINCERA, INC.
Unaudited Statements of Operations
For the Three Months and Nine Months Ended September 30,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Royalties	$11,655	15,195	50,010	167,350
Licenses	4,500	4,500	13,500	13,500
Services	6,250	109,638	20,000	213,867
Total revenues	22,405	129,333	83,510	394,717
Expenses:
Research and development	108,772	207,332	454,591	715,748
Sales, marketing, general and administrative	427,943	327,793	1,185,127	1,266,192
Depreciation and amortization	18,461	19,356	56,627	57,675
Total operating expenses	555,176	554,481	1,696,345	2,039,615
Loss from operations	(532,771)	(425,148)	(1,612,835)	(1,644,898)
Interest and other income (expense), net	(54,885)	(156,813)	(131,024)	(297,940)
Net loss	$(587,656)	(581,961)	(1,743,859)	(1,942,838)

Basic and diluted loss per share	$(0.01)	(0.02)	(0.03)	(0.06)
Weighted average common shares outstanding:
Basic and fully diluted	52,263,922	32,291,004	51,845,027	32,069,617

See accompanying notes to financial statements.

VINCERA, INC.
Unaudited Statements of Cash Flows
Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,743,859)	(1,942,838)
Adjustments to reconcile net loss to net cash used in operating activities
Non cash adjustments:
Share based compensation expense	179,019	3,933
Warrants issued with notes payable	14,767	-
Depreciation and amortization	56,627	15,248
Amortization of issuance costs	-	198,242
Changes in operating assets and liabilities:
Accounts receivable	30,333	(80,250)
Other current assets	3,065	(11,346)
Accounts payable and accrued liabilities	324,670	(207,533)
Accounts payable, royalties	15,002	50,204
Deferred rent payable	-	(2,075)
Deferred revenue	(7,500)	(8,000)
Accrued interest payable	118,067	(27,325)
Net cash used in operating activities	(1,009,809)	(2,011,740)
Cash flows from investing activities:
Purchases of property and equipment	-	(761)
Net cash used in investing activities	-	(761)
Cash flows from financing activities:
Proceeds from notes payable, related parties	38,000	-
Proceeds from notes payable	334,200	360,000
Proceeds from sales of common stock	61,356	1,651,559
Net cash provided by financing activities	433,556	2,011,559
Net decrease in cash and cash equivalents	(576,253)	(942)
Cash and cash equivalents at beginning of period	582,218	140,071
Cash and cash equivalents at end of period	$5,965	$139,129
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Common stock issued in conversion of preferred stock	$411,152	$530,848
Common stock subject to registration rights agreement issued for conversion of subordinated notes payable and interest	$-	$175,713
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

The Company’s software offering, Vincera Intelligent Protection™, or VIP, enables document security and distribution monitoring of the documents that allows clients to protect, monitor, measure and manage the distribution of intellectual property and other sensitive data in a process labeled as “business friendly distribution," because businesses are in charge of applying the appropriate security level and deciding how they use the resulting information.  The Company’s other software product, Vincera Process Improvement™, or VPI, also allows its clients to monitor businesses' end-user web-based behavior, subsequently delivering predictive analytics that enable businesses to retain, upsell, and ensure the compliance of existing customers.

These two fundamental lines of business are the result of the alignment of technologies from Smarte Solutions and Vincera Software, whereby Smarte Solutions’ original solution line addressed software piracy and Vincera Software’s original solution line addressed web-based user monitoring and analytics.  Based upon the alignment of technologies, a patent-pending document threading capability that operates according to the user-selected guidelines of “business friendly distribution,” has been developed to the effect that the Vincera software enables the client to deter and detect document tampering and/or a document breach, and can disable access to the document(s) from the point of breach forward if the Company client so chooses.

The financial statements and the notes of the Company as of September 30, 2007 and for the nine months and three months ending September 30, 2007 and 2006 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2006 audited financial statements contained in the Company’s Form 10-KSB, filed April 2, 2007.  In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

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

	2007	2006
Warrants and stock options	16,825,337	13,364,475

 (c)

Customer Concentration

During the three months and nine months ended September 30, 2007 and 2006, the Company experienced a revenue concentration in customers as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Customer A	34%	71%	27%	49%
Customer B	52%	12%	60%	42%
Customer C	14%	15%	11%	7%
	100%	99%	99%	98%

The loss of these customers would have a material adverse effect on financial results.

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

VINCERA, INC.

Notes to Financial Statements

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

The effect of the reclassification of the derivative liabilities and common stock subject to registration to equity is shown in the table below:

	As Filed Dec. 31, 2006	Effect of re-characterization of derivative liabilities	Net Account Balances after Reclassification
Assets
Issuance costs, net of amortization	$280,281	(280,281)	-
Liabilities
Common stock, 19,402,530 issued and outstanding at December 31, 2006, subject to registration rights agreement, at fair value	6,984,908	(6,984,908)	-
Derivative liability, contingent warrants issued with common stock sales	326,507	(326,507)	-
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	48,201	(48,201)	-
Total liability reclassification	7,359,616	(7,359,616)	-
Stockholders’ deficit:
Common stock	32,282	19,403	51,685
Additional paid-in-capital	5,968,453	7,059,932	13,028,385
Total stockholders' deficit reclassification	6,000,735	7,079,335	13,080,070
Total liabilities and stockholders' deficit reclassification	$13,360,351	(280,281)	13,080,070

(3)

Liquidity and Capital Resources

The Company is out of cash and has not made payroll since September 15, 2007.  If the Company does not receive additional funding by November 30, 2007, the Company will probably cease operations and possibly file for bankruptcy.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company has experienced operating losses since inception because of efforts to market and develop its products.  There can be no assurance that the Company will ever achieve or sustain profitability or positive cash flow from its operations.

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

The Company is currently seeking consents and waivers from holders of approximately $650 thousand of Subordinated Notes to convert their principal and accrued interest into shares of Company common stock at $0.36 per share.  The Company is also seeking consent and waiver from a holder of approximately $460 thousand of Promissory Notes to convert the principal and interest into shares of Company common stock at $0.36 per share.

If the Company is unable to receive consent from all note holders, the Company would seek to renegotiate the terms and conditions of those notes, and the failure to do so could result in litigation and would have a material adverse affect upon the Company, possibly resulting in bankruptcy.

VINCERA, INC.

Notes to Financial Statements

 (4)

Commitments and Contingencies

Litigation

The Company has no outstanding legal actions against it, however, the Company is out of cash and has not made payroll since September 15, 2007.  If the Company does not receive additional funding by the end of November, the Company will probably cease operations and possibly file for bankruptcy.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There could be legal actions against the Company as a result of non-payment of outstanding liabilities.

Payroll Tax Liabilities

The Company has not made its state and federal payroll tax deposits for the six months prior to September 30, 2007 and owes approximately $152 thousand including estimated interest and penalties of approximately $15 thousand through September 30, 2007.  The Company has accrued these amounts in accounts payable and accrued liabilities.  The Company has paid its liabilities relating to its 401(k) plan.

(5)

Notes Payable

Notes Payable
	Note	Issued	Due	Per Annum	Warrant Coverage	No. of Warrants	Warrant Fair Value	As of September 30, 2007	As of December 31, 2006	Status
Note payable	a	8/27/06	8/27/07	10.0%	-	-	-	$100,000	100,000	Default
Note payable	a	9/15/06	9/15/07	10.0%	-	-	-	$260,000	260,000	Default
Note payable	b	5/2/07	12/15/07	10.0%	-	-	-	$25,000	-	-
Note payable	c	5/2/07	9/15/07	10.0%	30%	41,667	$2,083	$50,000	-	Default
Note payable	d	7/20/07	12/31/07	10.0%	30%	41,667	$2,083	$50,000	-	-
Note payable	d	7/23/07	12/31/07	10.0%	30%	12,500	$625	$15,000	-	-
Note payable	d	7/23/07	12/31/07	10.0%	30%	4,167	$208	$5,000	-	-
Note payable	d	7/30/07	12/31/07	10.0%	30%	20,833	$1,042	$25,000	-	-
Note payable	e	7/31/07	12/31/07	10.0%	30%	83,333	$4,167	$100,000	-	-
Note payable	d	8/1/07	12/31/07	10.0%	30%	11,833	$592	$14,200	-	-
Note payable	d	8/3/07	12/31/07	10.0%	30%	41,667	$2,083	$50,000	-	-
						257,667	$12,883	$694,200	360,000

(a)

In August and September 2006, the Company issued two notes to a current investor with principal amounts of $100,000 and $260,000, maturity dates of August 2007 and September 2007, respectively, and an interest rate of 10%, with similar terms as other short-term promissory note holders. The Company will seek to have the holder convert the principal and interest into shares of our common stock at a per share price of $0.36 on or before the final close of its private placement.  These notes are in default.

(b)

On May 2, 2007, the Company issued one note to a current employee of the Company with a principal amount of $25,000 and a maturity date of December 15, 2007, or when the Company receives investments of at least $3,000,000 from Fifth Street Capital.  The note bears an interest rate of 10% per annum.  This note contains similar terms as other short-term promissory note holders.

(c)

In May 2007, the Company issued one note to a current investor with a principal amount of $50,000 and a maturity date of September 15, 2007.  The note bears an interest rate of 10% per annum and a warrant for 41,667 shares of its common stock at a strike price of $0.36.  The warrant expires 18 months from the final close of the Company’s private placement.  The Company has valued the warrants at approximately $2,083 as using the Black-Scholes method using the following assumptions: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 1.5 years, and a 25% volatility factor.  The principal and interest of this note will automatically convert to shares of our common stock at the private placement price of $0.36 per share on the final close of the Company’s private placement.  The note is currently in default.

VINCERA, INC.

Notes to Financial Statements

(5)

Notes Payable (continued)

(d)

The Company issued several notes maturing 12/31/07, bearing 10% per annum interest. The Company also issued Common Stock Purchase Warrants for shares of common stock at $.36 per share with an expiration date of 18 months from date of final close, and if automatically converted by company upon the filing of a registration statement on Form SB-2 for the shares issued in the Company’s private placement the holder will receive another warrant for 30% coverage of both principal and interest.  The Company has valued the warrants at approximately $0.05 per warrant using the Black-Scholes method using the following assumptions: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 1.5 years, and a 25% volatility factor.  The warrant expires 18 months from the final close of the Company’s private placement.  The principal and interest of this note will automatically convert to shares of our common stock at the private placement price of $0.36 per share on the final close of the Company’s private placement.

(e)

The Company issued one note in July 2007 to a current investor for $100,000 with a maturity date of December 31, 2007.  The note bears an interest rate of 10% per annum. The Company also issued Common Stock Purchase Warrants for 83,333 shares of common stock at $.36 per share with an expiration date of 18 months from date of final close of the Company’s private placement.  The Company has valued the warrants at approximately $4,167 as using the Black-Scholes method using the following assumptions: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 1.5 years, and a 25% volatility factor.  At the holders’ option, the principal and interest can either be paid back in cash or cash equivalents or they can be converted into shares of common stock at a price of $0.36 per share.  If the note is converted into shares of common stock, the holder will receive another warrant for 30% coverage for the converted principal and interest.

On July 3, 2007, the Company issued a note for $38,000 with terms similar to (d) above.  On August 9, 2007, the note holder converted their promissory note principal and interest totaling $38,164 into 106,567 shares of common stock with the same terms and conditions as the other participants discussed above as part of the eleventh interim close of the Company’s private placement.

Notes Payable Related Party

				September 30,	December 31,
	Note	Issue	Due	2007	2006
Notes payable officer	a	11/2/2005	11/30/05	$40,000	40,000
Notes payable officers and employees	b	8/23/04	8/24/05	180,876	180,876
Notes payable director	c	6/14/07	12/31/07	$38,000	-
				$258,876	220,876

(a)

On November 2, 2005, an officer of the Company issued a note with a principal amount of $40,000 and a maturity date of the initial close of the escrow account for the private placement, or in any event not later than November 30, 2005. The note carries an interest rate of 6.375% with similar terms as the other short-term promissory note holders.  The note also provides for a warrant for 30,560 shares of the Company’s common stock at an exercise price of $0.50 per share with an expiration date of 18 months from the date of the final closing of the private placement.  The fair value of this warrant has been aggregated with the warrants issued to other related parties as described below.  This note has not been repaid and is currently in default and the Company is accruing interest per the note agreement.  The Company intends to pay this note on or before the final close of the private placement. This note is in default.

(b)

As a condition of the Vincera Software, Inc. acquisition, the Company assumed notes payable to certain former officers and employees of Vincera Software, Inc. with a balance due of $180,876.  The Company is currently in default on these notes and accruing interest at 1.5% per month as long as the notes remain unpaid.  The Company intends to pay these notes on or before the final close of the private placement. These notes are in default.

(c)

In June 2007, the Company issued one note to a current director with a principal amount of $38,000 and a maturity date of December 31, 2007.  The note bears an interest rate of 10% per annum and a warrant for 31,667 shares of our common stock at a strike price of $0.36.  The Company has valued the warrants at approximately $1,583 as using

VINCERA, INC.

Notes to Financial Statements

(5)

Notes Payable (continued)

Notes Payable Related Party (continued)

the Black-Scholes method using the following assumptions: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 1.5 years, and a 25% volatility factor.  The warrant expires 18 months from the final close of the Company’s private placement.  The principal and interest of this note will automatically convert to shares of our common stock at the private placement price of $0.36 per share on the final close of the Company’s private placement.

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

Approximately $650 thousand of the notes have not been converted and are in default.

Each note holder who converted received the following:

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

These common shares are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement.  These warrants have been valued using the Black-Scholes model with the following assumptions: exercise prices of $ 0.36 to $0.594 per share, dividend yield rate of 0%, volatility factor of 25%, and risk free interest rate of 4.25% and a term of 18 to 60 months.  These warrants were reclassified as discussed in Note 2.

VINCERA, INC.

Notes to Financial Statements

(5)

Notes Payable (continued)

Subordinated Notes Payable (continued)

The Company accounted for all derivative financial instruments in accordance with SFAS No. 133.  The shares of common stock issued in 2005 and 2006 through the sale of the subordinated notes payable and through the conversion of notes payable are subject to an agreement to register these shares.  As the registration of common stock is not within the control of the Company, and the potential damages for failure to register are material, the shares were recorded as liabilities in accordance with EITF 00-19.

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

The Subordinated Notes converted into shares of common stock for the years ended December 31, 2006 and 2005 are presented in the table below with the numbers in the table corresponding to the list above the values for the warrants shown below are the fair values of the warrants.  There were no conversions in the nine months ended September 30, 2007.

		All Conversions
		Shares	Value
Common stock issued	(1)	5,401,188	$1,944,428
Common stock issued to placement agent	(1)	54,012	$19,444
Additional warrants issued	(2)	2,700,614	$27,006
Warrants issued to placement agent	(3)	378,083	$18,904
Warrants issued to placement agent	(4)	216,047	-
Placement fees	(5)		$137,000

 (6)

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock.  Each common stockholder is entitled to one vote per share of common stock owned.  During the nine months ended September 30, 2007 and the year ended December 31, 2006 the Company issued 196,160 and 7,503,496, respectively, of shares of common stock in eleven interim closes of the Company’s private placement.

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

VINCERA, INC.

Notes to Financial Statements

(6)

Common Stock (continued)

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

(6)

These common shares are subject to a registration rights agreement whereby the Company must use its best effort to register its common stock within 120 days after the closing of the private placement. These warrants were reclassified as discussed in Note 2.

(7)

The warrants have been valued using the Black-Scholes model with the following assumptions: exercise prices of $ 0.36 to $0.594 per share, dividend yield rate of 0%, volatility factor of 25%, and risk free interest rate of 4.25% and a term of 18 to 60 months.

The following table presents the summary of the interim closes of the private placement for the year ended December 31, 2006, for the nine months ended September 30, 2007 and the total of all interim closes.  The values for the warrants shown below are the fair values of the warrants.

		Total All Closes of PPM Through 12/31/06		9th Close Apr. 30, 2007		10th Close Jul. 2, 2007		11th Close Aug. 9, 2007		All PPMs
		Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value
Common stock sales	(1)	10,531,194	$3,791,230	30,000	$10,800	57,650	$20,754	106,567	$38,364	10,725,411	$3,861,149
Common stock issued to placement agent	(1)	105,311	$37,912	300	$108	577	$208	1,066	$384	107,253	$38,611
Contingent warrants issued	(2)	2,632,799	$289,608	7,500	$825	14,413	$1,585	26,642	$2,931	2,681,354	$294,949
Placement agent warrants-W1	(3)	737,183	$36,859	2,100	$105	4,036	$202	7,460	$373	750,779	$37,539
Placement agent warrants-W2	(4)	375,302	$-	1,200	$-	2,306	$-	4,263	$-	383,071	$-
Placement and legal expenses	(5)	-	$(429,904)	-	$(1,296)	-	$(2,490)	-	$(4,801)	-	$(438,419)
Net cash received		-	$4,070,551	-	$9,504	-	$18,264	-	$33,563	-	$4,131,882

Common stock subject to registration rights		10,636,505	$3,829,142
Contingent warrants issued with common stock sales		3,745,284	$326,467

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

The net effect of the reclassification of all the conversions of notes into common stock combined with the sales of common stock discussed in this Note, resulted in the elimination of debt issuance costs of approximately $280 thousand, a decrease in liabilities by eliminating the derivative liabilities of approximately $7.4 million and an increase in common stock plus additional paid in capital of approximately $7.1 million.

VINCERA, INC.

Notes to Financial Statements

(6)

Common Stock (continued)

Additionally, during the year ended December 31, 2006, the Company issued the following shares of common stock noted in the table below.

		2006
Common stock exchanged for preferred stock	(1)	1,061,697
Common stock issued in legal settlement	(2)	90,000
Repurchase of unvested stock option exercises	(3)	(27,084)
Sales of common stock		-
Total common stock issued not subject to a registration rights agreement		1,124,613

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

During September 2007, an employee left the Company that had executed an early exercise of options.  The Company has the option of repurchasing 7,500 the options at the original strike price of $0.05.  The Company has recorded a liability of $375 related to the option.

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

Each share of Series A Preferred Stock shall automatically be converted by the Company into shares of common stock at the Series A Conversion Price at the time in effect immediately upon the Company’s sale of its common stock in a public offering pursuant to a registration statement filed under the Securities Act of 1933, as amended.  The Series A Conversion Price in effect at the time was $0.50 per share, therefore the Preferred Stock is convertible into 9,923,062 shares of common stock.  The preferred stock can be converted to common stock at the option of the holder at any time into shares of the Company common stock, initially at a conversion price of $0.50 per share, subject to adjustment upon the issuance of shares of our common stock (or securities convertible into shares of our common stock) at a price per share less than the conversion price of the Series A shares then in effect.  Additionally, the liquidation preference of Series A Preferred Stock is in the amount equal to their stated value of $0.50 per share plus declared and unpaid dividends.  The holders of the Series A shares shall be entitled to receive, when and as declared by the Company’s board, but only out of funds that are legally available, cash dividends at the rate of 8% per year.  The holders of the Series A preferred shares are entitled to vote equally with the shares of the Company’s common stock, and in addition are entitled to elect one member of the Company’s board of directors.  The Series A Preferred Stock does not have any contractual registration rights.

The Company is authorized to issue up to 30,000,000 shares of preferred stock, of which 15,000,000 shares have been designated as Series A Convertible Preferred Stock.

In conjunction with the Company’s private placement and the filing of the Company’s Form 10-SB, the Company has sought and received the consent from holders of 8,937,778 shares of the Series A Preferred Stock to convert into 8,937,778 shares of the Company’s common stock.  There were 822,304 shares of Series A Preferred Stock converted in

VINCERA, INC.

Notes to Financial Statements

(7)

Preferred Stock (continued)

the nine months ended September 30, 2007.  These shareholders continue to hold warrants to purchase 2,154,028 shares of Series A Preferred Stock.  These warrants do not have any contractual registration rights.

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

Under the Plan, stock bonuses and restricted stock awards in the form of shares of common stock may be issued directly to employees, members of the Board of Directors, or other individuals.  Shares of common stock issued as stock bonuses may vest immediately, or in one or more installments, at the discretion of the Board of Directors.  Recipients of stock bonuses and restricted stock awards have full stockholder rights with respect to any shares of common stock issued, regardless of whether such shares are vested.  During the nine months ended September 30, 2007 and the year ended December 31, 2006, no shares of common stock were issued as stock bonuses or restricted stock awards.

Stock options issued under the Plan have vesting schedules as determined by the Board of Directors, which are generally four years.  Unless terminated at an earlier date by action of the Board of Directors, the Plan terminates on November 4, 2012.

These options were issued pursuant to the Plan and are reflected in the disclosures below.

A total of 350,000 options were granted during the nine months ended September 30, 2007.

Prior to the approval of the Plan, the Company granted stock options through the direct actions of the Board of Directors.  Options representing a total of 2,707,000 shares as of December 31, 2006 were issued in this manner, outside of the Plan.

Under the Company’s Plan, of the 9,000,000 shares that are authorized to be issued, the Company has:

•

Options to purchase 3,471,978 shares of the Company’s common stock have been issued and 1,968,958 options have been exercised under the Plan and are outstanding as of September 30, 2007;

•

The Company may issue up to an additional 3,559,064 options, stock bonus awards or restricted stock awards

VINCERA, INC.

Notes to Financial Statements

(8)

Common Stock Option/Stock Incentive Plan (continued)

A summary of activity in common stock options for the nine months ended September 30, 2007 is as follows, and includes options granted through the Plan and outside the Plan:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding December 31, 2006	6,223,250	$0.001-$0.36	$0.07
Options granted	350,000	$0.36	$0.36
Options exercised	-	-	-
Options forfeited	394,272	$0.05-$0.36	$0.34
Options outstanding September 30, 2007	6,178,978	$0.001-$0.36	$0.13

The following is a summary of options outstanding and exercisable at September 30, 2007:

	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
Vested	4,718,903	4.12	$0.08
Unvested	1,460,075	8.18	$0.28
Total Outstanding	6,178,978	5.08	$0.13

Compensation expense related to the Company’s share-based awards during the nine months ended September 30, 2007 and 2006 was approximately $179,019 and $3,933, respectively.

The fair value of the options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the nine months ended September 30, 2007: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 5 to 10 years, and a 25% volatility factor.  For the nine months ended September 30, 2006, the following assumptions were used: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 4 years, and a 25% volatility factor.  The weighted-average per share grant date fair value for the nine months ended September 30, 2007 was $0.10.

At September 30, 2007, there was approximately $275 thousand of unrecognized compensation expense related to unvested share-based awards granted under the Company’s stock option plan.  The expense is expected to be recognized over a weighted-average period of 1.9 years.

(9)

Subsequent Events

On October 31, 2007, the Company issued one note to an executive officer of the Company with a principal amount of $50,000 and a maturity date of March 31, 2008.  The note bears an interest rate of 10% per annum and a warrant for 41,667 shares of its common stock at a strike price of $0.36.  The warrant expires 18 months from the final close of the Company’s private placement.  The Company has valued the warrants at approximately $2,083 as using the Black-Scholes method using the following assumptions: risk free interest rate of 4.25%, dividend yield of 0%, weighted-average life of options of 1.5 years, and a 25% volatility factor.  At the holders’ option, the principal and interest can either be paid back in cash or cash equivalents or they can be converted into shares of common stock at a price of $0.36 per share.  If the note is converted into shares of common stock, the holder will receive another warrant for 30% coverage for the converted principal and interest.

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

Summary Financial Information

Statements of Operations Data:		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2007	2006	2007	2006
Revenues		$22,405	129,333	83,510	394,717
Total operating expenses		$555,176	554,481	1,696,345	2,039,615
Loss from operations		$(532,771)	(425,148)	(1,612,835)	(1,644,898)
Net loss		$(587,656)	(581,961)	(1,743,859)	(1,942,838)
Basic and diluted loss per share	$	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Balance Sheet Data:	September 30,	December 31,
	2007	2006
Cash and cash equivalents	$5,965	582,218
Intangibles, net of amortization	$-	322,712
Total assets	$64,999	1,011,558
Liabilities	$2,519,686	9,056,863
Stockholders' deficit	$(2,454,687)	(8,045,305)

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

We currently provide this business solution to publishers and providers of online information.  Hoovers, Inc. (a D&B Company) and Lincoln Financial Group are customers of this solution.  In late 2006, we made the decision to solely focus on our Vincera Intelligent Protection product, and therefore only provided professional services and customer support to our existing customers of our Vincera Process Improvement product.  We have notified our clients that we will be dropping support of the VPI product line.

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

We market our VIP product primarily through channel partners to large enterprise customers, such as the Fortune 5000, and Small-to-Medium businesses (SMB) that have the need or requirement to protect and manage their intellectual property, proprietary information, and sensitive information.  We have very limited resources to sell direct.  Although applicable to many industries, our initial focus is on the major markets of: financial services; healthcare (including pharmaceuticals); government; and manufacturing.  We also market our VIP product to other software vendors where our solution would provide a value-add to their software products.  Applicable in many markets, we have initially focused on Data Loss Prevention (DLP) and Digital Rights Management (DRM) software vendors.  We believe these segments have the greatest need and are most likely to allocate budget dollars towards acquiring our solutions.

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

•

Develop Managed Security Service Providers, or MSSP’s, which are companies that would include our products as well as their own products and other companies products to their customers through a for fee service whereby the customers utilize these products which are hosted on the MSSP’s site or other locations; and

•

Sell direct to organizations in our targeted markets, which we will do on a very limited basis.

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

For the nine months ended September 30, 2007, we signed up three (3) resellers and one (1) Data Loss Prevention vendor.

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

The effect of the reclassification of the derivative liabilities and common stock subject to registration statement to equity is shown in the table below:

	As Filed Dec. 31, 2006	Effect of re-characterization of derivative liabilities	Net Account Balances after reclassification
Assets
Issuance costs, net of amortization	$280,281	(280,281)	-
Liabilities
Common stock, 19,402,530 issued and outstanding at December 31, 2006, subject to registration rights agreement, at fair value	6,984,908	(6,984,908)	-
Derivative liability, contingent warrants issued with common stock sales	326,507	(326,507)	-
Derivative liability, warrants issued with common stock conversion from notes payable and accrued interest	48,201	(48,201)	-
Total liability reclassification	7,359,616	(7,359,616)	-
Stockholders’ deficit:
Common stock	32,282	19,403	51,685
Additional paid-in-capital	5,968,453	7,059,932	13,028,385
Total stockholders' deficit reclassification	6,000,735	7,079,335	13,080,070
Total liabilities and stockholders' deficit reclassification	$13,360,351	(280,281)	13,080,070

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

Comparisons of the Three Months Ended September 30, 2007 and 2006

REVENUES	Three Months Ended		Variance
	September 30,		2007 vs. 2006
	2007	2006	$	%
Total revenues	$22,405	129,333	(106,928)	(83%)
Royalty revenues	$11,655	15,195	(3,540)	(23%)
License revenues	$4,500	4,500	-	0%
Service	$6,250	109,638	(103,388)	(94%)

Comparisons of the Nine Months Ended September 30, 2007 and 2006

REVENUES	Nine Months Ended		Variance
	September 30,		2007 vs. 2006
	2007	2006	$	%
Total revenues	$83,510	394,717	(311,207)	(79%)
Royalty revenues	$50,010	167,350	(117,340)	(70%)
License revenues	$13,500	13,500	-	0%
Service	$20,000	213,867	(193,867)	(91%)

During the three months and nine months ended September 30, 2007 and 2006, the Company experienced a revenue concentration in customers as follows:

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Customer A	34%	71%	27%	49%
Customer B	52%	12%	60%	42%
Customer C	14%	15%	11%	7%
	100%	99%	99%	98%

Total Revenues.  Revenues decreased 83% and 79%, respectively, for the three months and nine months ended September 30, 2007 from the same periods in 2006.  The decrease in revenues for the three months and the nine months ended September 30, 2007 reflects a decrease in royalties as one customer decreased the usage of our legacy protection software and a decrease in professional services delivered to one other customer.  For the three month and nine month periods ended September 30, 2007, our two largest customers accounted for 86% and 87% of our total revenues, respectively.  Our go-to-market strategy is to acquire value-added resellers (VAR’s), vendors of Data Loss Prevention/Information Loss Prevention (DLP/ILP) solutions, and managed security services providers (MSSP’s).  In the nine months ended September 30, 2007, we have signed agreements with three value-added resellers, LuciData, DataForeSight, and Information Gateways Ltd. Pty. located in Australia and New Zealand, which gives us our first partner outside of the US.  We also signed an agreement with Tablus, which is one of the leading Data Loss Prevention vendors.  As we move forward it is our intent to continue to sign up partnerships with resellers, vendors, systems integrators, and MSSP’s in the security sector.

Royalty Revenues.  As our customers protect their intellectual property with our products, they may pay us a royalty fee based on the licensing arrangement that we have with each customer.  For the three months ended September 30, 2007 the decrease in royalties was due to the decreased usage of our legacy protection software by one customer.  As we make the transition to the enterprise market with our VIP solutions and to the customer remaining on our legacy technology reducing the need for that legacy technology, we expect that royalty revenues as a percentage of overall revenues to continue to decrease.

License Revenues.  The license revenues for the three months ended September 30, 2007 and 2006 remained the same as we continue to have one customer on a quarterly subscription payment.  We have focused on developing our new solutions and in establishing partnerships with resellers, vendors, systems integrators, and MSSP’s in the security sector who will become our sales agents. We anticipate that the license revenues will increase as we begin to enter into subscription based and perpetual licenses of our applications to a wider customer base through our reselling partners and our limited direct sales efforts.  The development of channel partners may take at least six (6) months from the time we sign them as partners to the point where they are at a point of being able to produce revenue for us.

Services Revenues.  The decrease in services revenues for the three and nine months ended September 30, 2007 compared to the year earlier periods was primarily due to our continued efforts in developing our VIP technologies as we move away from our VPI product.  We expect our services revenues to increase in the future as we move towards the enterprise software model and offer software support and maintenance services, along with some limited professional services.

EXPENSES	Three Months Ended		Variance
	September 30,		2007 vs. 2006
	2007	2006	$	%
Research and Development	$108,772	207,332	(98,560)	(48%)
Sales, General and Administrative	$427,943	327,793	100,150	31%
Depreciation and amortization	$18,461	19,356	(895)	(5%)
Interest and other (income) expense, net	$54,885	156,813	(101,928)	(65%)

EXPENSES	Nine Months Ended		Variance
	September 30,		2007 vs. 2006
	2007	2006	$	%
Research and Development	$454,591	715,748	(261,157)	(36%)
Sales, General and Administrative	$1,185,125	1,266,192	(81,067)	(6%)
Depreciation and amortization	$56,628	57,675	(1,047)	(2%)
Interest and other (income) expense, net	$131,024	297,940	166,914	(56%)

Research and Development.

Research and development expenses consist of employee salaries, benefits, consulting costs and the cost of software development tools and expenses associated with the development of new products, enhancements of the existing products, quality assurance and support activities.  Research and development expenses do not include rent or facilities cost because they were immaterial.  For the three months ended September 30, 2007 and 2006, research and development expenses were attributable to enhancements for our full product line, which are ongoing. The decrease in 2007 for both the three months and nine months ended September 30, 2007, is primarily due to a decrease in salaries and contract labor.

We intend to continue to invest in research and development and expect to incur additional expenses for employees and/or consultants as we develop our VIP products and lessen our dependence on third party royalty bearing technology in our products.

Sales, General and Administrative.

Sales, general and administrative expenses consist of salaries, benefits, and related costs of our sales, marketing, administrative, finance, business operations and information technology personnel, sales commissions, travel and entertainment expenses, costs of our marketing programs, collateral materials, rent and facilities costs, as well as legal, marketing, and accounting services.  Sales, general and administrative expenses increased approximately 31% for the three months and decreased by 6% for the nine months ended September 30, 2007 over the same periods in 2006. The increase for the 3 month period occurred primarily because of stock compensation expense, while the decrease for the nine month period occurred primarily because of decreased sales salaries and travel expenses.  We expect our sales, general and administrative expenses to increase substantially in future periods if we are successful in raising additional capital in our private placement.

We expect in future periods that the percentage of sales and general and administrative to the total operating expenses will increase and research and development expenses will decrease as a percentage of total operating expenses as we increase our revenues.

Interest Expense.

Interest expense decreased in the three months and nine months ended September 30, 2007 as compared to the same periods in 2006 primarily due to the decrease in amortization of issuance costs discussed under new accounting pronouncements.  We anticipate that the interest expense will increase unless we are successful in converting current debt into equity and raising additional capital, and we are required to increase our borrowings to cover cash requirements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources.

We are out of cash and have not made payroll since September 15, 2007. If we do not receive additional funding by November 30, 2007, we will probably cease operations and possibly file for bankruptcy.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have experienced operating losses since inception because of efforts to market and develop our products.  There can be no assurance that we will ever achieve or sustain profitability or positive cash flow from its operations.

To date, we have funded out activities primarily through private equity offerings, which have included sales of common and preferred stock, and the issuance of promissory notes payable.

These factors, among others, raise substantial doubt about our ability to continue as a going concern, and our auditors included a going concern paragraph in connection with the Company’s financial statements for the year ended December 31, 2006.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are currently seeking consents and waivers from holders of approximately $650 thousand of Subordinated Notes to convert their principal and accrued interest into shares of Company common stock at $0.36 per share.  We are also seeking consents and waivers from a holder of approximately $460 thousand of Promissory Notes to convert the principal and interest into shares of Company common stock at $0.36 per share.

If we are unable to receive consent from all note holders, the Company would seek to renegotiate the terms and conditions of those notes, and the failure to do so could result in litigation and would have a material adverse affect upon the Company, possibly resulting in bankruptcy.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2007 and December 31, 2006.

Item 3.

Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2007, the period covered by this Quarterly Report on Form 10-QSB.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting during the three months ended September 30, 2007.

The Company is required to be in compliance with the certification requirements relating to internal control for the year ending December 31, 2007.  During 2007, the Company has experienced severe cash flow problems and as a result has not had the resources to address fully the certification requirements.  The Company is working with the board of directors on implementing internal controls and acquiring the required qualified accounting personnel.  Failure to develop adequate internal control and acquire qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities only.  While management is working on a plan, no assurance can be made at this point in time.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In April, July and August of 2007, the Company had three interim closes of the private placement of 196,160 shares of its common stock to 3 accredited investors for a cash price of $0.36 per share.  The investors also received a five year common stock purchase warrant for 25% of their investment at an exercise price of $0.36 per share, which warrants are only exercisable if the Company does not have an effective registration statement on or before 120 days from the date of the final close of the offering.  The aggregate proceeds of the offering were $69,918.  The placement agent received a fee of approximately 7% cash,   warrants to purchase 11,496 shares of common stock at an exercise price of $0.36, a warrant to purchase 6,569 shares of common stock at an exercise price of $0.594 per share and 1,943 shares of common stock.  These warrants are exercisable for a period of 18 months from the date of the final close of the offering.

Item 3.

Defaults Upon Senior Securities

The Company has approximately $650,000 of Subordinated Promissory Notes that are in default.  The Company is seeking waivers and consents to convert this debt and interest into shares of the Company’s common stock.

The Company is in default upon a $40,000 note payable to an officer of the Company.

The Company is currently in default on notes issued in connection with the Vincera Software, Inc. acquisition, in the amount of $180,873 and is accruing interest at 1.5% per month as long as the notes remain unpaid.

The Company is in default upon a $50,000 note payable to an investor.

The Company is in default on two notes totaling $360,000 to a shareholder.

The amounts due on the notes with accrued interest are listed below as of September 30, 2007:

Defaults Upon Senior Securities	Due	Principal	Accrued Interest	Total
Subordinated Promissory Notes	6/30/05	$650,000	209,431	859,431
Note payable Officer	11/30/2005	40,000	4,879	44,879
Notes payable Officers and employees	8/24/05	180,873	81,808	262,681
Note payable to investor	9/15/07	50,000	2,069	52,069
Notes payable to investor	8/27/07 & 9/15/07	360,000	36,864	396,864
Totals		$1,280,873	335,051	1,615,924

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

Date:  November 14, 2007